Form 10KSB
period 1996-12-31
FAIRMOUNT CHEMICAL CO INC
filed 1997-09-02
CIK 34296

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

           For the fiscal year ended     December 31, 1996

                Commission file Number       1-4591

                     FAIRMOUNT CHEMICAL CO., INC.
(Exact name of registrant as specified in its charter.)

                New Jersey                     22-0900720
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)       Identification No.)

       117 Blanchard Street, Newark, NJ            07105
   (Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code: 201-344-5790

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock $1 Par Value
                       (Title of Class)

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [ X ]     NO [   ]

  Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X]

  Issuer's revenue for its most recent fiscal year:  $12,551,700.

  The aggregate market value of the Issuer's Common Stock $1 par value ("Common Stock"), held by non-affiliates of the Issuer on March 21, 1997 (2,670,042 shares) was approximately $240,304, based on $.09 per share. The Company's shares do not trade on any exchange nor has there been any significant market activity with respect to such shares since the last quarter of 1991, at which time the average of the bid and asked prices was approximately $.05.

  The total number of shares of Issuer's Common Stock outstanding on March 21, 1997 was 8,293,366.

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 7, 1996, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995 (the end of the registrant's fiscal year covered by this Form 10-
KSB) ("1996 Definitive Proxy Statement") are incorporated by reference into Part III.

2. Exhibit A to the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders held April 19, 1983 is incorporated by reference into Part III.

3. Exhibit A to the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 15, 1985 is incorporated by reference into Part III.

4. Exhibits A and B to the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 10, 1988 are incorporated by reference into Part III.

5. Exhibit A to the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 23, 1990 is incorporated by reference into Part III.

6. Exhibit A to the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 6, 1991 is incorporated by reference into Part III.

7. Exhibit A to the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 4, 1993 is incorporated by reference into Part III.

8. Exhibit (19) (ii) (sequentially numbered pages 14 through 15) to the Issuer's Form 10-Q for the fiscal quarter ended June 30, 1986 are incorporated by reference into Part III.

9. Amendment No. 9, dated March 29, 1987, to the Statement on Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982 respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 500,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

10. Amendment No. 10, dated September 10, 1987, to the Statement on
Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 100,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

11. Amendment No. 11, dated December 17, 1987, to the Statement on
Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 133,334 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

12. Amendment No. 12, dated July 7, 1988, to the Statement on Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982 respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

13. Amendment No. 13, dated August 7, 1989, to the Statement on Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

14. Amendment No. 14, dated May 23, 1990, to the Statement on Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 1,500,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

15. Amendment No. 15, dated December 5, 1990, to the Statement on
Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

16. Statement on Schedule 13D, dated April 6, 1992, filed by William E. Leistner with the Securities and Exchange Commission on April 15, 1992 with respect to the liquidation and winding up of Phoenix Chemical Company and the distribution of 3,789,200 shares of Issuer's Common Stock to Leistner, who was a 60% partner in Phoenix, as the result of such liquidation is incorporated into Part III.

17. Statement on Schedule 13D, dated April 6, 1992, filed by the Estate of Olga H. Knoepke with the Securities and Exchange Commission on May 4, 1992 with respect to the liquidation and winding up of Phoenix Chemical Company and the distribution of 2,526,134 shares to the Estate of Olga
H. Knoepke, who was a 40% partner in Phoenix, as the result of such liquidation, is incorporated in Part III.

18. Amendment No. 1 dated December 28, 1992, to the Statement on
Schedule 13D, filed by William E. Leistner with the Securities and Exchange Commission on April 15, 1992, with respect to Issuer's issuance to Leistner of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Leistner, is incorporated into Part III.

19. Statement on Schedule 13D, dated March 30, 1994, filed by the Estate of William E. Leistner with the Securities and Exchange Commission on March 30, 1994 with respect to the Estate of William E. Leistner acquiring direct beneficial ownership of William E. Leistner's 4,790,200 shares of Common Stock and 5,400,000 shares of Preferred Stock of Fairmount Chemical Co., Inc. upon his death on September 19, 1993 is incorporated into Part III.

20. Form 8-K of Issuer, dated September 10, 1987, with respect to
Issuer's issuance to Phoenix Chemical Company of 100,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

21. Form 8-K of Issuer, dated December 17, 1987, with respect to
Issuer's issuance to Phoenix Chemical Company of 133,334 shares of Issuer's Common Stock in cancellation of current debt to Phoenix is incorporated into Part III.

22. Form 8-K of Issuer, dated July 7, 1988, with respect to Issuer's issuance to Phoenix Chemical Company of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

23. Form 8-K of Issuer, dated May 23, 1990, with respect to Issuer's issuance to Phoenix Chemical Company of 1,500,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

24. Form 8-K of Issuer, dated December 5, 1990, with respect to Issuer's issuance to Phoenix Chemical Company of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix, is incorporated into Part III.

25. Form 8-K of Issuer, dated December 28, 1992, with respect to
Issuer's issuance to William E. Leistner of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Leistner, is incorporated into Part III.

26. Form 8-K of Issuer, dated November 19, 1993, with respect to the death of William E. Leistner, Chairman of the Board and Chief Executive Officer and majority stockholder of Fairmount, as well as changes in management, is incorporated into Part III.

THE EXHIBIT INDEX IS ON SEQUENTIALLY NUMBERED PAGES 27 THROUGH 36

Total number of pages in this Form 10-KSB: 36, including the "cover page" and all exhibits (sequentially numbered pages 1 through 36).

                             PART I

Item 1. Business

Fairmount Chemical Co., Inc. (herein referred to as the "Company" or the "Registrant") was incorporated in New Jersey on June 18, 1938.

The business of the Company is the manufacture and distribution of chemicals, principal among which are (1) chemical intermediates for the imaging industry, (2) hydrazine, its salts and derivatives, for use in products manufactured by the Company and by various industries, (3) additives used in the manufacture of plastics and (4) specialty chemicals, including pharmaceutical intermediates. The Company sells chemicals directly or through distributors to industrial users and manufactures intermediates for other manufacturers.

The Company's major products and their markets include:

Imaging Chemicals

The Company custom manufactures chemicals for various imaging customers. In addition, the Company manufactures and sells imaging chemicals, including photosensitizers, stabilizers, antihalation dyes and diazo resins. The Company's imaging chemicals are used in the manufacture of photographic film and lithographic printing plates.

Hydrazine Based Products

Hydrazine is sold primarily to power generators as a feedwater treatment. Hydrazine salts and derivatives are used in the manufacture of many chemical products, including corrosion control chemicals for commercial boiler systems.

Plastic Additives

The Company manufactures and/or sells additives such as antioxidants, metal deactivators and UV stabilizers which are used in the manufacture of plastics such as polyolefins, PVC, engineering resins and polyester resins. The Company develops its own products which it currently markets commercially to the plastics industry.

Specialty Chemicals

The Company produces pharmaceutical intermediates and custom organic chemicals.

Major Product Sales

The percentage of total sales in each of the last two calendar years contributed by each class of similar products was as follows:

                               1996    1995
                               ----    ----
Plastic additives                33%    34%
Imaging chemicals                26%    22%
Hydrazine blends                 16%    14%
Specialty chemicals              14%    21%
Hydrazine derivatives            11%     9%
                               ----   ----
                               100%   100%
                               ====   ====


The Company sells its products principally in the domestic market and continues its efforts to expand both domestic and export sales. Net sales of $12,551,700 and $12,234,000, in 1996 and 1995, respectively, included export sales of $5,414,400 and $6,257,900. Net sales by major foreign geographical area were as follows:

                      1996    1995
                     -----   -----
Europe               22.1%   32.3%
Other Export         21.0%   18.5%

During 1996 and 1995, two customers accounted for approximately 26.6% and 24.8% of the Company's sales, respectively. The loss of one of these customers would have a material adverse effect on the Company's business.

New Products

The Company continues the search for new products to add to its plastics additives, imaging, hydrazine blends, hydrazine derivatives and pharmaceutical markets. New products for use in the electronics and automotive industry are scheduled for introduction later in 1997. The company is also engaged in developing and manufacturing products for others on a proprietary basis.

Raw Materials

The raw materials required by the Company are commercially available in adequate supply from its suppliers.

Trademarks and Patents

The Company holds a number of trademarks and patents. However, it does not believe that the sales of any of its products depends to any significant extent on the use of trademarks and patents.

Research and Development

The Company maintains research facilities at its manufacturing location in Newark, New Jersey.

During the years ended December 31, 1996 and 1995, the Company spent approximately $484,200 and $488,500, respectively, in research and development activities. The Company expects 1997 Research and Development expenditures to approximate the 1996 level.

Technology Sale

During 1996, the Company entered into an agreement with a third party to license certain technology and provide other information for a period of ten years. Consideration received under this agreement is included in other income. The impact of this technology sale on the future operations of the Company is immaterial.

Competitive Conditions

The Company competes with various other companies, both domestic and foreign, producing and distributing the same or similar products and, in some instances, with companies producing different products utilized for similar purposes. Certain of such competitors are better known, substantially larger and have greater financial resources. Competition is primarily on the basis of price, quality and service to customers. The Company believes that its products are competitive on these bases.

Environmental Laws and  Government Regulations

The chemical industry, including the Company, is subject to environmental laws and regulations. The Company believes it has the ability in terms of staff and financial resources to comply with the present environmental statutes applicable to its business. The Company has an ongoing program to treat and monitor its waste water effluent for compliance with the requirements of local laws and regulations.
Samples are analyzed for biological oxygen demand. A complete chemical analysis is performed monthly by an outside testing laboratory. All results are forwarded to the New Jersey Department of Environmental Protection.

The Company employs an environmental engineer to monitor the Company's compliance with environmental laws and regulations. The engineer inspects pipelines, tank dikes and equipment for leakage and any evidence of potential soil contamination. The Company utilizes a training program which includes instruction on the Company's responsibilities with respect to environmental laws and regulations. The Company's chemical processing operations are carried out at atmospheric pressure or vacuum, thereby mitigating the potential for atmospheric pollution from equipment rupture.

The Company has received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970's the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the EPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible parties will bring claims against Fairmount alleging that it is at least partially responsible for the contamination.

The Company has no knowledge of contamination of soil on the premises. There are no underground storage tanks on the Company's property. The Company's manufacturing effluent system is connected to an above ground piping system. The effluent is discharged to the local sewage commission. On December 27, 1996, the Company received a complaint alleging discharges of benzene in excess of the permissible limits on two separate occasions during 1996. Fines associated with this complaint are not material to the results of operations or financial position of the Company.

Environmental compliance, waste disposal and regulatory fees totaled approximately $ 84,600 and $87,100 in 1996 and 1995, respectively. These costs are included in general and administrative expenses.

Employees

As of December 31, 1996, the Company had 70 employees, all of whom were full-time employees. The Company has a contract with International Brotherhood of Teamsters Local 575 which covers all hourly employees. The contract expires on December 12, 1999.

Item 2. Properties

The Company has a plant located in an industrial area of Newark, New Jersey, and owns substantially all of its property, plant and equipment. The plant is located on approximately 13 acres of fenced land with two railroad spur connections. It consists of 13 buildings, of brick, cinder-block or metal-clad construction. They provide approximately 85,000 square feet of floor space, in which are located chemical process equipment, warehouse, shipping, refrigeration, steam boilers, maintenance, office and research and development facilities. In addition, certain process equipment and tanks are located and operated out-of-doors.

The Summit Bank line of credit is collateralized by the accounts receivable and inventory of the Company. The Leistner Loan is subordinate to the Summit Bank line of credit and is collateralized by the accounts receivable and the machinery and equipment of the Company. See Item 6 "Liquidity And Capital Resources," Page 9. Except for such lien, there are no mortgages or liens on the property of the Company.

The Company normally operates its plant on a 24-hour day with a work week of five days. While the Company believes that its plant, buildings, and equipment are adequately maintained and, on the whole, are reasonably suitable and sufficient for its current operations, further capital investment may be required for maintenance of the Company's operations and compliance with applicable laws. In the opinion of management, the Company maintains adequate levels of property insurance on the entire premises.

On March 25, 1997 there was an explosion in a building in which some of the Company's products are dried. There were no injuries to any employees. The damage to the building and contained equipment was extensive. There was minor collateral damage to other buildings. The Company believes it will have alternate means of drying products in place in less than sixty days. Insurance coverage is sufficient to cover the property and material losses sustained. Therefore, the Company believes that this occurrence will not result in any materially adverse effect to its 1997 operations.

In 1996, the Company spent approximately $481,200 on capital expenditures to upgrade and expand other production facilities and for building and equipment improvements.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company submitted no matters to a vote of its security holders during the last quarter of its fiscal year ending December 31, 1996.

                                 PART II

Item 5. Market for Issuer's Common Equity and Related Stockholder
Matters

On July 5, 1991, the Company's shares of common stock were deleted from NASDAQ as a result of the Company's failure to meet the capital and surplus requirements as set forth in Section 1(c)(3), Part II of Schedule D of the NASD by-laws. The Company's common stock is now traded over the counter and is not quoted on the automated quotation system of a registered securities association. For each fiscal quarter, the charts below reflect the high and low bid prices for the Common Stock. The bid prices reflect inter-dealer quotations without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. Price Ranges of Common Stock were as follows:

                       Common Stock Bid Prices
                       ------------------------
                        1996 1             1995 1
                       -------           -------
 Quarter            High    Low      High     Low
----------          ------------    ---------------
 First             $.25    $.22     $.28     $.20
 Second             .20     .15      .28      .22
 Third              .16     .10      .25      .22
 Fourth             .15     .09      .25      .22

There were approximately 289 stockholders of record at December 31, 1996. The Company did not declare or pay any dividends in 1996 and 1995.
_________________________

1 There was no significant market activity for the common stock during 1996 and 1995.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In 1996, the Company realized a significant improvement in its liquidity position by obtaining a $1,250,000 line of credit from Summit Bank in Hackensack, New Jersey.

The Company's working capital increased by $132,300 in 1996 resulting in working capital of $3,562,500 compared to working capital of $3,430,200 in 1995. The increase in working capital in 1996 resulted from higher balances of trade receivables - $188,900 and prepaid assets
- $103,600 coupled with lower balances of other accrued liabilities - $107,600 and capitalized leases - $154,600. Trade receivables increased due to an increased mix of foreign receivables which have longer collection terms. Prepaid assets were higher due to payment in 1996 for a three year pollution liability insurance policy. Other accrued balances were lower due to higher accruals in 1995 for sales commissions on an agency agreement that was terminated during 1996 and for chemical disposal expenses that were paid during the first quarter of 1996. Capitalized leases in 1996 were reduced through normal monthly payments until the bank line of credit was obtained, at which time monies were borrowed and used to repay the remaining balances. Decreases in working capital were due to lower inventory balances - $407,700 coupled with short-term bank borrowings - $60,000. Inventory decreased as a result of lower production during December due to a holiday shutdown.

As of January 1, 1993, the Company owed W.E. Leistner ("Leistner"), $5,603,700, (the "Leistner Loan"). At the Board of Director's Meeting following the 1993 Annual Meeting, the Board approved the sale of 5,400,000 shares of cumulative convertible Preferred Stock, $1.00 par value per share, in a private transaction to Leistner, the registrant's principal stockholder, in consideration of retirement of debt to Leistner of $5,400,000. The balance of the Leistner Loan principal was paid out of corporate funds of approximately $203,700 during May, 1993. The Leistner Loan is controlled by the co-executors of the Estate of Leistner ("Leistner Estate"). Accrued interest for the Leistner Loan as of December 31, 1996 and 1995 was $491,600. The executors of the Estate of W.E. Leistner ("Leistner Estate") have agreed to extend repayment of the interest until April 1, 1998.

The balance of Notes Payable to Affiliated Parties as of December 31, 1995, was $1,080,000 which represents borrowings under a separate financing, the Credit Facility Loan Agreement ("Credit Facility"). On March 20, 1992, the Credit Facility was created with monies contributed to a fund (the "Fund") by Leistner and the Estate of Olga H. Knoepke. At that date, the Fund provided the Company with a $2,494,000 credit facility under which all borrowings bear interest at the rate of 5% per annum. The Fund is controlled by the co-executors of the Leistner Estate. There were no borrowings from the Credit Facility in 1996. There were borrowings of $290,000 from the Credit Facility in 1995 used primarily for working capital purposes. The executors of the Leistner Estate have agreed to extend repayment of the Credit Facility indebtedness until April 1, 1998.

On March 25, 1997 there was an explosion in a building in which some of the Company's products are dried. There were no injuries to any employees. The damage to the building and contained equipment was extensive. There was minor collateral damage to other buildings. The Company believes it will have alternate means of drying products in place in less than sixty days. Insurance coverage is sufficient to cover the property and material losses sustained. Therefore, the Company believes that this occurrence will not result in any materially adverse effect to its 1997 operations.

The Company's capital expenditures of approximately $481,200 in 1996 were used for the expansion and upgrade of production capacity and building and equipment improvements.


Research and Development

During the years ended December 31, 1996 and 1995, the Company spent approximately $484,200 and $488,500, respectively, in research and development activities. The Company expects 1997 Research and Development expenditures to approximate the 1996 level.

Environmental Laws and Government Regulations

The chemical industry, including the Company, is subject to environmental laws and regulations. The Company believes it has the ability in terms of staff and financial resources to comply with the present environmental statutes applicable to its business. The Company has an ongoing program to treat and monitor its waste water effluent for compliance with the requirements of local laws and regulations. Samples are analyzed for biological oxygen demand. A complete chemical analysis is performed monthly by an outside testing laboratory. All results are forwarded to the New Jersey Department of Environmental Protection.

The Company employs an environmental engineer to monitor the Company's compliance with environmental laws and regulations. The Company engineer inspects pipelines, tank dikes and equipment for leakage and any evidence of potential soil contamination. The Company utilizes a training program which includes instruction on the Company's responsibilities with respect to environmental laws and regulations. The Company's chemical processing operations are carried out at atmospheric pressure or vacuum, thereby mitigating the potential for atmospheric pollution from equipment rupture.

The Company has received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970's the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has taken the position that its material was not sent to the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the EPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible parties will bring claims against Fairmount alleging that it is at least partially responsible for the contamination.

The Company has no knowledge of contamination of soil on the premises. There are no underground storage tanks on the Company's property. The Company's internal effluent system is connected to an above ground piping system. The effluent is discharged to the local sewage commission. On March 24, 1994, the Company received and subsequently entered into a consent order of final judgement with the local sewage commission covering the period from July 1, 1991 to the date of the consent order. During this period, the Company exceeded discharge limits for toluene on ten separate occasions. The Company paid a settlement in the amount of $10,000 and agreed to and did have toluene emissions under the discharge limit by October 1, 1994.

Environmental compliance, waste disposal and regulatory fees totaled approximately $87,100 and $131,700 in 1995 and 1994, respectively. These costs are included in general and administrative expenses.


Results of Operations 1996 - 1995

A. Net sales for 1996 were $12,551,700, an increase of $227,700 or 1.8% as compared to 1995. The increase in net sales was primarily due to increased volumes of imaging chemicals - $550,900, hydrazine blends - $309,700, hydrazine derivatives - $195,000 and polymer additives - $37,900; partially offset by lower volumes of specialty chemicals mainly due to the loss of a customer that began manufacturing for themselves a product formerly supplied by the Company - ($865,800). Gross profit for 1996 decreased $844,700 or 29.2% due to lower margins resulting from stiff price competition in several products coupled with increased manufacturing expenses. Included in this decrease is a loss of $106,000 due to the shipment of off-spec material to a customer. The Company is attempting to recover this loss from its insurance carrier.

Net Sales                              1996      1995
                                    -----------------
Plastic additives                      33%       34%

Imaging chemicals                      26%       22%

Hydrazine blends                       16%       14%

Specialty chemicals                    14%       21%

Hydrazine derivatives                  11%        9%
                                    -----------------
                                      100%       100%
                                    -----------------

B. Operating loss was $457,700, a change of $789,500 versus operating income of $331,800 in 1995. The change was due to the lower margins and increased manufacturing costs affecting gross profit. Research and development and selling, general and administrative expenses were slightly lower versus 1995.

Interest expense to an affiliate was slightly higher in 1996 versus
1995 due to lower borrowings during the early part of 1995. Other income increased $135,200 versus 1995. The increase was the result of the Company granting a technology license for the manufacture, production and sale of one of the Company's products - $175,000, coupled with customs duty refunds; partially offset by the receipt of a state grant for safety training during 1995.

1997 Outlook

The Company has budgeted approximately $475,000 for capital expenditures in 1997. Major expenditures will consist of capital repairs to buildings, the replacement of process equipment and storage tanks.

Improved operating results will depend on improving the 1996 level of sales volumes to existing major customers.

 The Company should realize improved margins through lower raw materials costs coupled with improved manufacturing efficiencies.

  The meet liquidity requirements, including capital programs, the Company will look primarily to cash generated from operations, its available cash balances and its bank line of credit. The Company believes these sources to be adequate to meet operating requirements.



Item 7. Financial Statements and Supplementary Data

Index to Financial Statements and Related Information

Financial Statements                                      Page
                                                       --------
Independent Auditors' Report                              13

Statements of Operations for the years
  ended December 31, 1996 and 1995                        14

Balance Sheets as of December 31, 1996 and 1995           15

Statements of Stockholders' Equity
  for the years ended December 31, 1996 and 1995          16

Statements of Cash Flows for the years
  ended December 31, 1996 and 1995                        17

Notes to Financial Statements                          18-25



             Independent Auditors' Report


The Board of Directors and Stockholders
Fairmount Chemical Co., Inc.:

We have audited the accompanying balance sheets of Fairmount
Chemical Co., Inc. as of December 31, 1996 and 1995, and related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmount Chemical Co., Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in notes 1 to the financial statements, the Company changed its method of determining the cost of inventories in 1996.


/s/ KPMG Peat Mark LLP
-----------------------
KPMG Peat Mark LLP

Short Hills, New Jersey
March 24, 1997



                      FAIRMOUNT CHEMICAL CO., INC.

                       Statements of Operations

                Years Ended December 31, 1996 and 1995

(Dollar amounts rounded to hundreds, except per share data)


                                             1996             1995
                                         -----------     ------------
Net sales                                 $12,551,700     $12,324,000
Cost of goods sold                         10,506,900       9,434,500
----------------------------------------------------------------------
Gross profit                                2,044,800       2,889,500

Research & development                        484,200         488,500

Selling, general and
  administrative expenses                  2,018,300       2,069,200
----------------------------------------------------------------------
Operating income/(loss)                      (457,700)        331,800

Interest expense                               77,300          68,700
Other income (Note 7)                        (257,900)       (117,300)
----------------------------------------------------------------------
Net (loss)/income before income taxes     $  (277,100)      $ 380,400
Provision for income taxes                         --              --
----------------------------------------------------------------------
Net (loss)/income                         $  (277,100)      $ 380,400
======================================================================
(Loss)/earnings per share                  $     (.02)        $   .03
======================================================================

See accompanying Notes to Financial Statements.




                        FAIRMOUNT CHEMICAL CO., INC.

                              Balance Sheets

                          December 31, 1996 and 1995

(Dollar amounts rounded to hundreds)
                                              1996            1995
                                           ----------     ----------
Assets
Current Assets:
Cash                                      $  427,900       $ 432,800
Accounts receivable-trade                  2,091,000       1,902,100
Inventories (Note 2)                       1,662,400       2,070,100
Prepaid expenses                             263,700         160,100
Other current assets                          57,900          26,300
---------------------------------------------------------------------
Total Current Assets                       4,502,900       4,591,400
---------------------------------------------------------------------
Property, plant and equipment
  less accumulated depreciation of
  $10,986,100 in 1996 and $10,116,300
  in 1995 (Note 3)                         4,775,000       5,163,600
Other assets (Note 7)                         56,000             700
---------------------------------------------------------------------
Total Assets                              $9,333,900      $9,755,700
=====================================================================
Liabilities and
Stockholders' Equity
Current Liabilities:
Accounts payable                          $  563,500      $  560,200
Accrued compensation                          73,100          95,000
Other accrued liabilities                    243,800         351,400
Short-term bank borrowings (Note 5)           60,000              --
Capitalized lease obligations (Note 5)            --         154,600
---------------------------------------------------------------------
Total Current Liabilities                    940,400       1,161,200
---------------------------------------------------------------------

Accrued interest to
 affiliated party (Note 4)                   491,600         491,600
Long-term notes payable to
 affiliated party (Note 4)                 1,080,000       1,080,000
Long-term bank borrowings (Note 5)           111,700              --
Long-term capitalized lease
 obligations (Note 5)                             --          76,000
Accrued pension liability (Note 7)           353,400         230,900
Stockholders' Equity
Preferred stock, par value $1 per share
  authorized - 10,000,000
  shares; 5,400,000
  shares issued and
  outstanding  (Note 10)                   5,400,000       5,400,000
 Common stock, par value $1 per share
  authorized - 15,000,000 shares;
   8,293,366 shares issued and
  outstanding in 1996 and 1995             8,293,400       8,293,400
Less:  Treasury stock (at cost)
  - 500 shares                                  (500)           (500)
Capital in excess of par value             7,316,000       7,316,000
Accumulated deficit                      (14,570,000)    (14,292,900)
Additional minimum liability (Note 7)        (82,100)             --
---------------------------------------------------------------------

Total Stockholders' Equity                 6,356,800       6,716,000
---------------------------------------------------------------------

Total Liabilities and
Stockholders' Equity                     $ 9,333,900     $ 9,755,700
=====================================================================

See accompanying Notes to Financial Statements.




                                                    FAIRMOUNT CHEMICAL CO., INC.

                                                Statements of Stockholders' Equity

                                             Years Ended December 31, 1996 and 1995

                                               (Dollar amounts rounded to hundreds)


                                                                     Additional      Capital                 Additional
                       Preferred Stock           Common Stock       Treasury Stock  in Excess   Accumulated   Minimum
                       Shares    Amount       Shares       Amount   Shares  Amount of par Value   Deficit    Liability     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 1994     5,400,000  $5,400,000  8,293,366    $8,293,400  (500)  ($500) $7,316,000  ($14,791,600)      --   $6,217,300

Adjustment for the
cumulativeeffect
on prior years of
applying retroactively
the new method of
accounting for
inventories (Note 1)                                                                                 118,300               118,300
-----------------------------------------------------------------------------------------------------------------------------------
Balance as adjusted
December 31, 1994    5,400,000  $5,400,000   8,293,366    $8,293,400  (500)  ($500) $7,316,000  ($14,673,300)           $6,335,600

Net income for 1995                                                                                  380,400               380,400
-----------------------------------------------------------------------------------------------------------------------------------
Balance as adjusted
December 31, 1995    5,400,000  $5,400,000   8,293,366    $8,293,400  (500)  ($500) $7,316,000  ($14,292,900)       --  $6,716,000

Net loss for 1996                                                                                   (277,100)             (277,100)

Additional minimum
liability (Note 6)                                                                                            $(82,100)    (82,100)
-----------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 1996   5,400,000   $5,400,000   8,293,366    $8,293,400  (500) ($500)  $7,316,000  ($14,570,000) $(82,100) $6,356,800
==================================================================================================================================
See accompanying Notes to Financial Statements.






                  FAIRMOUNT CHEMICAL CO., INC.

                   Statements of Cash Flows

            Years Ended December 31, 1996 and 1995

             (Dollar amounts rounded to hundreds)


                                                   1996         1995
                                               -----------  ----------
Cash Flow From Operating Activities:
Net (loss)/Income                               (277,100)  $  380,400
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                     869,800      821,300

Increase (decrease) from changes in:
Accounts receivable-trade                       (188,900)    (492,000)
Inventories                                      407,700     (480,400)
Prepaid expenses                                (103,600)      99,600
Other assets                                     (86,900)       2,800
Accounts payable                                   3,300       67,900
Accrued compensation                             (21,900)      48,700
Other liabilities                                (67,200)     (41,200)
----------------------------------------------------------------------
Cash Flow Provided by Operating Activities       535,200      407,100
----------------------------------------------------------------------

Cash Flow Used in Investing Activities:
Capital expenditures                            (481,200)    (955,800)
----------------------------------------------------------------------

Cash Flow From Financing Activities:
 Capitalized lease obligations                  (230,600)     230,600
 Bank borrowings                                 171,700           --
 Credit facility                                      --      290,000
----------------------------------------------------------------------
Cash Flow Used in/Provided by
  Financing Activities                           (58,900)     520,600
----------------------------------------------------------------------
Decrease in Cash                                  (4,900)     (28,100)

Cash at Beginning of Period                      432,800      460,900
----------------------------------------------------------------------
Cash at End of Period                        $   427,900    $ 432,800
======================================================================
Supplemental Disclosure of Cash Flow Information:

Interest Paid                                 $   77,300   $   68,700
                                              ==========   ==========
Income taxes paid                              $      --    $      --
                                              ==========   ==========
See accompanying Notes to Financial Statements








                      FAIRMOUNT CHEMICAL CO., INC.
                     Notes to Financial Statements

(Dollar amounts rounded to hundreds, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Fairmount Chemical Co., Inc. ("Fairmount" or "the Company") is incorporated in the State of New Jersey and is in the business of manufacturing and distributing specialty chemicals. Fairmount is 57.8% owned by the Estate of William E. Leistner as of December 31, 1996.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1996 presentation.

REVENUE

Revenue is recognized on the date of invoice to a customer (invoices are prepared on or after the date of shipment).

CASH EQUIVALENTS

Cash equivalents are all highly liquid short-term investments with a maturity of three months or less.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. During 1996, in order to better match revenues and expenses, the Company adopted the FIFO method for inventories which had previously been costed on the last-in, first-out (LIFO) method. The Company has applied this change in method retroactively, which resulted in a decrease in the accumulated deficit of $118,300 at that date. The impact on operations in 1995 was to increase net income by $1,700 and in 1996 to increase the loss by $22,600. The effect on earnings per share in 1996 and 1995 was zero. There are no general and administrative costs allocated to inventory.

PROPERTY, PLANT and EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred, and expenditures for renewals and betterments are capitalized. Gains or losses on sales or retirements are recognized in income.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred.

INCOME TAXES

The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.



USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 1996 and 1995, the fair values of the Company's financial instruments, principally cash and debt, approximates their carrying amount.

NOTE 2. INVENTORIES

Inventories at December 31, consisted of:
                                                 1996         1995
                                            -------------------------
Finished goods                              $  1,455,100  $ 1,854,400
Raw materials and work in process                207,300      215,700
                                            -------------------------
                                            $  1,662,400  $ 2,070,100
                                            =========================

The reserve for obsolete inventory was $87,400 and $98,600 at December 31, 1996 and 1995, respectively.

NOTE 3. PROPERTY, PLANT and EQUIPMENT

Property, plant and equipment, by major classification, at December 31, 1996 and 1995 is summarized as follows:
                                                1996          1995
                                           -------------------------
Land                                        $  259,300     $ 259,300

Buildings                                    4,658,700     4,554,800

Machinery and  equipment                    10,305,500     9,990,700

Vehicles                                       152,100       135,900

Furniture and fixtures                         385,500       339,200
                                           -------------------------
                                            15,761,100    15,279,900

Less:  Accumulated depreciation             10,986,100    10,116,300
                                           -------------------------
                                          $  4,775,000    $5,163,600
                                           =========================

Construction in progress of approximately $57,600 at December 31, 1996 and $345,300 at December 31, 1995 is included in machinery and equipment.





NOTE 4. LONG-TERM PAYABLE TO AFFILIATED PARTY

A. As of January 1, 1993 the Company owed William E. Leistner ("Leistner") $5,603,700 (the "Leistner Loan"). At the Board of Director's Meeting following the 1993 Annual Meeting, the board approved the sale of 5,400,000 shares of cumulative convertible Preferred Stock, $1.00 par value per share, in a private transaction to Leistner, the Company's principal stockholder, in consideration of retirement of debt owed to Leistner of $5,400,000. The balance of the Leistner Loan was paid out of corporate funds of approximately $203,700 during May, 1993. This transaction retired the principal of the Leistner Loan.

Beginning on April 1, 1992, the Leistner Loan had an interest rate equal to one percent above the prime rate as announced by First Fidelity Bank, Newark, New Jersey. Accrued interest payable for the Leistner
Loan is $491,600 for 1996 and 1995, respectively. The Leistner Loan is controlled by the co-executors of the Estate of Leistner ("Leistner Estate"). The executors of the Leistner Estate have agreed to extend repayment of the interest until April 1, 1998.

B. The balance of Notes Payable to Affiliated Parties as of December 31, 1996 and 1995 was $1,080,000, which represents borrowings under a separate financing, the Credit Facility Loan Agreement ("Credit Facility"). On March 20, 1992, the Credit Facility was created with monies contributed to a fund (the "Fund") by Leistner and the Estate of Olga H. Knoepke. The Fund is now controlled by the co-executors of the Estate of Leistner. At that date, the Fund provided the Company with a $2,494,000 credit facility under which all borrowings bear interest at the rate of 5% per annum. Interest expense was $54,000 and $50,800 for 1996 and 1995. There were no borrowings from the Credit Facility in 1996. There were borrowings of $290,000 from the Credit Facility in 1995. The executors of the Leistner Estate have agreed to extend repayment of the Credit Facility indebtedness until April 1, 1998.




                     Indebtedness to Related Parties - Non Current
                     ---------------------------------------------
                                                      Fairmount Fund (60%
                       Estate of  W.E. Leistner       Estate of W. E. Leistner, 40%
                       (Leistner Loan Interest)       Estate of O.H. Knoepke)
                       ------------------------       -----------------------
Balance as of
December 31, 1994               $ 491,600                  $  790,000

Additions                              --                     290,000

Reductions                             --                          --
                              -----------               -------------
Balance as of
December 31, 1995              $  491,600                 $ 1,080,000

Additions                              --                          --

Reductions                             --                          --
                              -----------               -------------
Balance as of
December 31, 1996                $491,600                  $1,080,000
                              ===========               =============



Notes to Financial Statements (Continued)

NOTE 5. LONG-TERM DEBT

                                                   1996         1995
                                                  --------     -------
Capital Expenditures Line of Credit               $171,700      $   --
Capitalized Leases                                      --     230,600
                                                  --------     -------
Less Current Indebtedness                           60,000     154,600
                                                  --------     -------
Long Term Debt                                    $111,700     $76,000
                                                  ========     =======


In July, 1996, the Company obtained a $1,250,000 line of credit from a bank. The proceeds of the borrowings during 1996 were used to eliminate the outstanding capitalized lease obligations. The line of credit is comprised of two separate available balances. There is $750,000 available for working capital purposes and $500,000 available to finance capital expenditures. Interest on the borrowings are at the bank's prime rate plus 1%. Borrowings and repayments under the working capital line of credit are handled on a revolving credit basis. There are currently no borrowings against the working capital line. Borrowings against the capital expenditures line of credit are treated as a three year note. The line of credit is subject to an annual review for renewal. The bank has been given a first security interest in the accounts receivable and inventory of the Company.


NOTE 6. INCENTIVE STOCK OPTIONS

On April 19, 1983, the stockholders approved an Incentive Stock Option Plan (the "1983 Plan"), which was adopted by the Board of Directors on August 17, 1982. The 1983 Plan provides for granting incentive stock options to key employees to purchase not more than 75,000 shares of common stock of the Company. The option price per share cannot be less than the market price on date of grant. The option is exercisable after the optionee has been in the employ of the Company for at least one year after the date of grant (subject to limited exceptions) and may be exercised for a period of 10 years from the date of grant unless an earlier date is stated in the option.

On July 10, 1984, the Board of Directors amended the 1983 Plan, increasing the number of shares in the Plan by 100,000 shares. This amendment was approved by the stockholders on May 15, 1985. On November 29, 1988, the Board of Directors further amended the plan, effective January 1, 1987, to reflect changes made by the Internal Revenue Code of 1986 by modifying the provisions regarding the annual dollar limitation with respect to grants of options and the sequence in which stock options may be exercised. On January 29, 1991, the Board of Directors adopted a new amendment to the Plan, increasing the maximum number of shares for which options can be granted under the Plan from 175,000 shares to 350,000 shares. The stockholders approved such amendment on May 6, 1991. In addition, on March 2, 1993, the Board of Directors adopted a new amendment to the Plan, increasing the maximum number of shares for which options can be granted under the Plan from 350,000 shares to 500,000 shares. The stockholders approved such amendment on May 4, 1993.

Effective as of January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. Although pro forma disclosures of compensation expense as determined under the provisions of SFAS 123 is required, the Company has not provided such disclosures, as such. Proforma effect on net (loss)/income and (loss)income per share is not materially different from reported net (loss)/income and (loss)/income per share in 1996 and 1995, respectively. The current effect of applying SFAS 123 may not be representative of the effects on reported net income for future years.


Stock option transactions for the years ended December 31, 1996 and 1995 under the plans were as follows:

                              1996                     1995
-------------------------------------------------------------------
                      Shares        Price       Shares       Price
Outstanding
at beginning
of the year            222,000       $1.00       252,375      $1.00

Granted                     --          --            --         --

Forfeited              (58,000)      $1.00        (4,000)     $1.00

Expired                     --       $1.00       (26,375)     $1.00
-------------------------------------------------------------------
Outstanding
at end
of the year            164,000       $1.00       222,000      $1.00
-------------------------------------------------------------------
Exercisable            164,000       $1.00       222,000      $1.00
===================================================================

All stock options outstanding as of December 31, 1996 and 1995 are exercisable at $1.00 per share. The average life of stock options outstanding as of December 31, 1996 and 1995 is five and six years respectively.

NOTE 7. PENSION PLAN

The Company has a defined benefit pension plan covering all of its employees. The benefits are based on years of service and the employees' compensation. The Company's funding policy is to contribute annually the statutory minimum. In 1996, the Company made contributions of $90,000 and $21,000 for the plan years of 1996 and 1995, respectively. In 1995 the Company made contributions of $141,000 and $73,000 for the plan years 1995 and 1994, respectively. Assets of the plan are held by an insurance company in guaranteed annuity contracts.

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1996 and 1995.

Actuarial data related to plan obligations:
Disclosure of plan obligation:
                                           1996             1995
                                        -----------      -----------
Vested benefit obligation               $ 3,268,900      $ 2,986,600
Accumulated benefit obligation          $ 3,350,500      $ 3,056,000
                                        -----------      -----------
Projected benefit obligation            $(3,525,600)     $(3,212,600)

Plan assets, fair value                   2,842,100        2,788,400
                                        -----------      -----------
Funded status                              (683,500)        (424,200)
Remaining unrecognized net obligation
 at adoption of SFAS No. 87                  55,300           66,400
Unrecognized prior service cost             (81,700)         (95,100)
Unrecognized net loss (gain)                338,900          142,000
Additional minimum liability               (137,400)              --
                                        -----------      -----------
Accrued pension liability                $ (508,400)     $  (310,900)
                                        ===========      ===========
Current portion                          $  155,000       $   80,000
Long-term portion                        $  353,400        $ 230,900

Included in other assets is an associated intangible pension asset of $55,300 in 1996.



Net pension cost included in operating results for 1996 and 1995 amounted to $171,100 and $88,800, respectively, and was comprised of the following:
                                           1996              1995
                                        -----------      -----------
Service cost                              $ 139,700        $  87,800

Interest cost on projected
  benefit obligation                        241,200          220,400

Return on plan assets                      (167,500)        (170,000)

Net amortization and deferral               (42,300)         (49,400)
                                        -----------      -----------
Total net pension cost                   $  171,100         $ 88,800
                                        ===========      ===========

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5 percent and 5 percent, respectively, as of December 31, 1996 and 7.0 percent and 5 percent, respectively, as of December 31, 1995. The expected long-term rate of return on assets was 8 percent for the measurement period ending on each of those dates.

The provisions of SFAS No. 87, "Employees Accounting for Pensions", requires recognition in the balance sheet of an additional minimum liability when accumulated benefits are in excess of plan assets. The Company recorded an adjustment of $137,400, to recognize the minimum liability. The adjustment had no effect on 1996 operations but was accounted for as a reduction of stockholders' equity and the recognition of an intangible pension asset.

NOTE 8. SUPPLEMENTARY (INCOME) AND EXPENSE STATEMENT INFORMATION

                                           Year Ended December 31
                                          ----------------------
                                           1996              1995
                                        -----------      -----------
Maintenance and repairs                   $ 782,000        $ 806,900

Licensing Fee                             $(175,000)              --

Taxes, other than income
and payroll taxes                         $ 152,500        $ 144,000

Duty drawback                             $ (46,500)       $      --

Duty drawback, included in Other (income), was primarily due to the receipt of prior year customs duty refunds. Duty drawback is a refund of customs duty paid on imported raw materials which are converted to finished products and subsequently exported.

In October 1996, the Company entered into an agreement with a third party to license certain technology and provide certain other information for a period of ten years. Consideration received under this agreement is included in Other (income). The impact of the licensing of this technology on the future operations of the Company is immaterial.


NOTE 9. INCOME TAXES (BENEFITS)

The Company has not provided for any federal or state income taxes for the years ended December 31, 1996 and December 31, 1995 due to net operating losses utilized.

Income tax expense for the years ended December 31, 1996 and 1995 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of the following:


                                            1996              1995
                                         -----------      -----------

Computed "expected" tax (benefit)          $ (94,200)       $ 129,300
State tax net of federal benefit             (16,400)          22,600
Change in valuation allowance                108,600         (154,020)
Non-deductible travel and entertainment        2,000            2,120
                                         ===========      ===========
                                             $   -0-         $    -0-
                                         ===========      ===========

The temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below.


                                            1996              1995
                                         -----------      -----------
Deferred tax assets:
 Pension                                  $ 158,500        $ 126,100
 Interest                                   196,600          196,600
 Inventory                                   97,700          107,900
 Research and development tax credits       434,000          434,000
 Net operating loss - state                 246,300          235,000
 Net operating loss - federal             4,189,000        4,123,000
                                        -----------      -----------
Total tax assets                          5,322,100        5,222,600
Valuation allowance                       5,096,200        4,987,600
                                        -----------      -----------
Net deferred tax assets                     225,900          235,000
Deferred tax liability:
 Depreciation deferred tax credit          (225,900)        (235,000)
                                        -----------      -----------
Net deferred tax asset                      $    -0-         $    -0-
                                        ===========      ===========

The Company has federal net operating loss carryforwards of approximately $12,321,700 which expire in the year 2006.

NOTE 10. NET INCOME (LOSS) PER SHARE

Net income (loss) per share are based on earnings (loss) divided by the weighted average number of shares of common stock outstanding adjusted for dilutive common stock equivalents. Common stock equivalents include shares outstanding under stock option plans and preferred stock, as converted to common stock in the ratio of one-to-one. At December 31, 1996 and 1995, the share base was 13,693,366, respectively.

NOTE 11. STOCK PURCHASES AND DISTRIBUTIONS

On May 4, 1993, the Company converted $5,400,000 of amounts due Leistner to equity by issuing Leistner 5,400,000 shares of cumulative convertible preferred stock at $1.00 per share. This transaction was approved by the Board of Directors. The preferred stock is convertible into common stock on a one-for-one basis. Dividends, as declared and determined by the Board from time to time, are cumulative. There were no dividends declared during 1996 and 1995. In the event of involuntary liquidation, each preferred shareholder is entitled to cash payment, at par value plus declared but unpaid dividends in preference over the common stockholders. There are no restrictions on retained earnings.


The preferred shareholder may redeem at par value all or any portion of the shares of preferred stock owned and/or convert dollar-for-dollar all or any portion of the shares of preferred stock owned to common stock if there is significant change of ownership or control, sale of the business or reorganization.

NOTE 12. IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Adoption of this Statement did not have an impact on the Company's financial position or results of operations.

NOTE 13. FOREIGN SALES AND MAJOR CUSTOMERS

The business of the Company is the manufacturing and distribution of chemical products, principally to customers in the domestic market. Export sales in 1996 and 1995 amounted to $5,414,400 and $6,257,900, respectively. In 1996 and 1995, two customers accounted for approximately 26.6% and 24.8% of sales, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company has received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970's the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the EPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible parties will bring claims against Fairmount alleging that it is at least partially responsible for the contamination.

The Company has no knowledge of contamination of soil on the premises. There are no underground storage tanks on the Company's property. The Company's manufacturing effluent system is connected to an above ground piping system. The effluent is discharged to the local sewage commission. On December 27, 1996, the Company received a complaint alleging discharges of benzene in excess of the permissible limits on two separate occasions during 1996. Fines associated with this complaint are not material to the results of operations or financial position of the Company.

It is the Company's policy to accrue and charge against operations, environmental clean-up costs when it is probable that a liability has been incurred and an amount is reasonably estimable. In this regard, environmental compliance waste disposal and regulatory fees aggregated $84,600 and $87,100 in 1996 and 1995 respectively. These costs are included in general and administrative expenses.

The Company is subject to various claims, including environmental matters, and other routine litigation arising in the normal course of its business. Based on the advice of legal counsel, management believes that the resolution of such matters will not have a material adverse affect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period.

In 1994, the Company received notification from a customer stating that a certain product sold was defective, resulting in damage to the customer's product. In 1996, this matter was settled with the customer. The Company's insurance carrier fully reimbursed the Company for the cost of this settlement.

NOTE 15. SUBSEQUENT EVENT

On March 25, 1997 there was an explosion in a building in which some of the Company's products are dried. There were no injuries to any employees. The damage to the building and contained equipment was extensive. There was minor collateral damage to other buildings. The Company believes it will have alternate means of drying products in place in less than sixty days. Insurance coverage is sufficient to cover the property and material losses sustained. Therefore, the Company believes that this occurrence will not result in any materially adverse effect to its 1997 operations.

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

None

Item 9. Directors, Executive Officers and Control Persons of the
Issuer, Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's 1997 Definitive Proxy
Statement.

Item 10. Executive Compensation

Incorporated by reference to the Company's 1997 Definitive Proxy
Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's 1997 Definitive Proxy
Statement.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference to the Company's 1997 Definitive Proxy
Statement.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a)  Exhibits

Reference is made to the Index of Exhibits commencing this page; all Exhibits are listed.

(a) (3) Exhibits:

(3) Restated Certificate of Incorporation filed May 11, 1982 with Secretary of State of New Jersey, incorporated by reference from the Company's Form 10-K for the fiscal year ending December 31, (Exhibit 3.3).

(3) Restated Certificate of Incorporation filed May 13, 1993 with the Secretary of State of New Jersey, attached to Form 10-KSB (Exhibit 3.1.)

(3) Restated Certificate of Incorporation filed June 8, 1994 with the Secretary of the State of New Jersey, attached to Form 10-KSB as (Exhibit 3.1.)

(3) Certificate of Amendment to Certificate of Incorporation filed June 9, 1986 with Secretary of State of New Jersey.

(3) Certificate of Amendment to Certificate of Incorporation filed June 1, 1988 with Secretary of State of New Jersey, incorporated by reference from the Company's Form 10-K for the fiscal year ending December 31, 1988 (Exhibit 3)

(3) By-laws as last amended February 21, 1984, incorporated by reference from Company's Form 10-K for the fiscal year ending
December 31, 1983 (sequentially numbered pages 56 through 69).

(4) Loan and Security Agreement, dated as of March 21, 1989, by and between the Issuer and Phoenix Chemical Company, incorporated by reference from the Company's Form 10-K for the fiscal year ending
December 31, 1988 (Exhibit (4)(a)).

(4) Promissory Note, dated as of March 21, 1989, executed by Issuer in favor of Phoenix Chemical Company, incorporated by reference from the Company's Form 10-K for the fiscal year ending
December 31, 1988 (Exhibit (4)(b)).

(4) Credit Facility Loan Agreement, dated as of March 21, 1989, by and between the Issuer and Phoenix Chemical Company, incorporated by reference from the Company's Form 10-K for the fiscal year ending
December 31, 1988 (Exhibit (4)(c)).

(4) Loan and Security Agreement, dated as of March 19, 1990, by and between the Issuer and Phoenix Chemical Company, attached to the Company's Form 10-K for the fiscal year ending December 31, 1989 as (Exhibit (4)(a)), sequentially numbered pages 34 through 44.

(4) Promissory Note, dated as of March 19, 1990, executed by Issuer in favor of Phoenix Chemical Company, attached to the Company's
Form 10-K for the fiscal year ending December 31, 1989 as (Exhibit 4(b)), sequentially numbered pages 45 through 47.

(4) 1990 Credit Facility Loan Agreement, dated as of March 19, 1990, by and between the Issuer and Phoenix Chemical Company, attached to the Company's Form 10-K for the fiscal year ending December 31, 1989 as (Exhibit 4(c)), sequentially numbered pages 48 through 49.

(4) Loan and Security Agreement, dated as of March 18, 1991, by and between the Issuer and Phoenix Chemical Company, incorporated by reference from the Company's Form 10-K for the fiscal year ending December 31, 1990 (Exhibit 4(a)).

(4) Promissory Note, dated as of March 18, 1991, by Issuer in favor of Phoenix Chemical Company, incorporated by reference from the Company's Form 10-K for the fiscal year ending December 31, 1990
(Exhibit 4(b)).

(4) 1991 Credit Facility Loan Agreement, dated as of January 29, 1991, by and between the Issuer and Phoenix Chemical Company, incorporated by reference from the Company's Form 10-K for the fiscal year ending December 31, 1990 (Exhibit 4(c)).

(4) Amendment to 1991 Credit Facility Loan Agreement, dated as of March 18, 1991, by and between the Issuer and Phoenix Chemical Company, incorporated by reference from the Company's Form 10-K for the fiscal year ending December 31, 1990 (Exhibit 4(d)).

(4) 1992 Credit Facility Loan Agreement ("1992 Credit Facility"), dated as of March 20, 1992, by and among Issuer and the Phoenix Chemical Company/Fairmount Fund, incorporated by reference to the Company's
Form 10-K for the fiscal year ending December 31, 1991 (Exhibit 4 (a)).

(4) Letter Agreement extending the date for maturity of the Leistner Loan and all borrowings under the Credit Facility to December 31, 1994, attached to Form 10-KSB for the fiscal year ending December 31, 1992 (Exhibit 4(a)).

(4) Letter Agreement extending the date for maturity of current indebtedness to the Fairmount Fund and the Estate of Leistner to July 15, 1995, attached to Form 10-KSB for the fiscal year ending
December 31, 1993 (Exhibit 4(a)).

(4) Letter Agreement extending the date for maturity of current indebtedness to the Fairmount Fund and the Estate of Leistner to January 15, 1996 attached to Form 10-KSB for the fiscal year ending December 31, 1994 (Exhibit 4(a)).

(4) Letter Agreement extending the date for maturity of current indebtedness to the Fairmount Fund and the Estate of Leistner to April 1, 1997 attached to Form 10-KSB for the fiscal year ending
December 31, 1995.

(4) Letter Agreement extending the date for maturity of current indebtedness to the Fairmount Fund and the Estate of Leistner to April 1, 1998 attached to this Form 10-KSB for the fiscal year ending
December 31, 1996 as Exhibit 4(a).

(4) Employment agreement between Todd K. Walker (Employee) and
Fairmount Chemical Co., Inc. (Employer), attached to Form 10-KSB for the fiscal year ending December 31, 1994 as Exhibit 4(b).

(10)(i) Amendment No. 10, dated September 10, 1987, to the Statement on
Schedule 13D,  filed by Phoenix Chemical Company and the Phoenix
Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the
American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 100,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Amendment No. 11, dated December 17, 1987, to the Statement on
Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American
Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Issuer'sissuance to Phoenix Chemical Company of 133,334 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Amendment No. 12, dated July 7, 1988, to the Statement on
Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982, and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Amendment No. 13, dated August 7, 1989 to the Statement on
Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Amendment No. 14, dated May 23, 1990, to the Statement on
Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 1,500,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Amendment No. 15, dated December 5, 1990, to the Statement on
Schedule 13D, filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Issuer's issuance to Phoenix Chemical Company of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Statement on Schedule 13D, dated April 6, 1992, filed by William E. Leistner with the Securities and Exchange Commission on April 15, 1992 with respect to the liquidation and winding up of Phoenix Chemical Company and the distribution of 3,789,200 shares of Issuer's Common Stock to Leistner, who was a 60% partner in Phoenix, as the result of such liquidation is incorporated into Part III.


(10)(i) Statement on Schedule 13D, dated April 6, 1992, filed by the Estate of Olga H. Knoepke, with the Securities and Exchange Commission on May 4, 1992, with respect to the liquidation and winding up of Phoenix Chemical Company and the distribution of 2,526,134 shares to the Estate of Olga H. Knoepke, who was a 40% partner in Phoenix, as the result of such liquidation is incorporated into Part III.

(10)(i) Statement on Schedule 13D, dated September 19, 1993, filed by the Estate of William E. Leistner with the Securities and Exchange Commission on March 30, 1994 with respect to the Estate of William E. Leistner acquiring direct beneficial ownership of William E. Leistner's 4,790,200 shares of Common Stock and 5,400,000 shares of Preferred Stock of Fairmount Chemical Co., Inc. upon his death on September 19, 1993 is incorporated into Part III.

(10)(i) Amendment No. 1, dated December 28, 1992, to the Statement on
Schedule 13D, filed by William E. Leistner with the Securities and Exchange Commission on April 15, 1992, with respect to Issuer's issuance to Leistner of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Leistner is incorporated into Part III..

(10)(i) Form 8-K of Issuer, dated September 10, 1987, with respect to Issuer's issuance to Phoenix Chemical Company of 100,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Form 8-K of Issuer, dated December 17, 1987, with respect to Issuer's issuance to Phoenix Chemical Company of 133,334 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Form 8-K of Issuer, dated July 7, 1988, with respect to
Issuer's issuance to Phoenix Chemical Company of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Form 8-K of Issuer, dated May 23, 1990, with respect to
Issuer's issuance to Phoenix Chemical Company of 1,500,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Form 8-K of Issuer, dated December 5, 1990, with respect to Issuer's issuance to Phoenix Chemical Company of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Phoenix.

(10)(i) Agreement, dated as of March 20, 1992, by and among the estate of Olga H. Knoepke and William E. Leistner regarding the Phoenix Chemical Company/Fairmount Fund, incorporated by reference to the Company's Form 10-K for the fiscal year ending December 31, 1991 (Exhibit 10(ii) (A) (1)).

(10)(i) Assignment, dated as of March 31, 1992, by the estate of Olga
H. Knoepke (the "Estate") in favor of William E. Leistner, pursuant to which the Estate sells and transfers to Dr. Leistner all of its rights in and to the Issuer's indebtedness to Phoenix Chemical Company, incorporated by reference to the Company's Form 10-K for the fiscal year ending December 31, 1991 (Exhibit (10)(ii) (A) (2)).

(10)(i) Offer, dated April 7, 1992, made by William E. Leistner to cancel 40% ($4,402,480) of the Issuer's current total indebtedness to William E. Leistner for $440,248 and the Issuer's acceptance of such offer, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1991 (Exhibit 10(i)).

(10)(i) Form 8-K of Issuer, dated December 28, 1992, with respect to Issuer's issuance to William E. Leistner of 1,000,000 shares of Issuer's Common Stock in cancellation of current debt to Leistner.

(10)(i) Form 8-K of Issuer, dated November 19, 1993, with respect to the death of William E. Leistner, Chairman of the Board, Chief
Executive Officer and majority stockholder of Fairmount, as well as changes in control of management.

 (10)(ii)(A)Incentive Stock Option Plan, incorporated by reference to Company's Definitive Proxy Statement for its Annual Meeting of Stockholders held April 19, 1983 (Exhibit A), and amendment thereto, incorporated by reference from the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 15, 1985 (Exhibit A); Incentive Stock Option Plan, as amended in 1988, incorporated by reference from the Company's Form 10-K for the fiscal year ending December 31, 1988 (Exhibit 10); and amendment to Incentive Stock Option Plan in 1991, incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 6, 1991 (Exhibit A).

(24) Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants, attached to this Form 10-KSB as Exhibit 24, sequentially numbered page 35.

(25) Letter by KPMG Peat Marwick LLP, Independent Certified Public Accountants, attached to this Form 10-KSB as Exhibit 25, sequentially numbered page 36.

(b) Reports on Form 8-K during the last quarter of 1996 - None.


SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FAIRMOUNT CHEMICAL CO., INC.
                        Registrant


     By: S/William E. Setzler
        ---------------------
        William E. Setzler, Chairman of the Board and
        Chief Executive Officer

     By: S/Sondra Jacoby
        ----------------
       Sondra Jacoby, Vice President, Treasurer,
       Chief Financial Officer and Secretary


In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                            Date
---------                   ----------                       -----
/S/W.E. Setzler             Chairman of the Board,
--------------              and Chief Executive Officer       1997
(William E. Setzler)


/S/Leonard Wood             Director, Vice Chairman
--------------              of the Board                      1997
(Leonard Wood)


/S/Todd K. Walker           Director, President and
----------------            Chief Operating Officer
(Todd K. Walker)                                              1997


/S/Sondra Jacoby            Director, Vice President,
---------------             Treasurer, Chief Financial
(Sondra Jacoby)             Officer and Secretary             1997


********************

EXHIBIT 25

March 24, 1997


Fairmount Chemical Co., Inc.
117 Blanchard Street
Newark, N.J. 07105

Gentlemen:

We have audited the balance sheets of Fairmount Chemical Co., Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholder's equity, and cash flows for the years then ended and have reported thereon under date of March 24, 1997. The aforementioned financial statements and our report thereon are included in the Company's annual report on Form 10 KSB for the year ended December 31, 1996. As stated in Note 1 to those financial statements, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method, and states that the newly adopted accounting principle is preferable in the circumstances because it better matches revenue and expenses. In accordance with your request, we have reviewed and discussed with company officials the circumstances and business judgment and planning upon which the decision to make this change in the method of accounting was based.

With regard to the aforementioned accounting change, authoritative criteria have not been established for evaluating the preferability of one acceptable method of accounting over another acceptable method. However, for purposes of Fairmount Chemical Co., Inc.'s compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

Based on our review and discussion, with reliance on management's business judgment and planning, we concur that the newly adopted method of accounting is preferable in the Company's circumstances.

Very truly yours,



KPMG Peat Marwick LLP