Form 10QSB
period 1997-03-31
FAIRMOUNT CHEMICAL CO INC
filed 1997-09-02
CIK 34296

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-QSB





Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   March 31, 1997

Commission file Number                                 1-4591

                  FAIRMOUNT CHEMICAL CO., INC.
       (Exact name of registrant as specified in its charter.)

           New Jersey                                  22-0900720
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                   Identification No.)

117 Blanchard Street, Newark, NJ                          07105
(Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code: (201)-344-5790

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               YES [ X ]           NO [     ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value - 8,292,866 shares as of May 13, 1997.




                 PART I.  FINANCIAL INFORMATION

                 FAIRMOUNT CHEMICAL CO., INC.

       Statements Of Income (Loss) and Accumulated Deficit

       For The Three Months Ended March 31, 1997 and 1996
                          (Unaudited)


(Dollar amounts rounded to hundreds, except per share data)



                                             1997            1996
                                        -----------     -----------
Net Sales                                $3,156,800      $3,219,000
Cost of goods sold                        2,742,000       2,585,100
-------------------------------------------------------------------
Gross Profit                                414,800         633,900

Research                                    116,600         120,000
Selling, general and
   administrative expense                   509,000         456,100
-------------------------------------------------------------------
Operating Income (Loss)                    (210,800)         57,800

Interest (Income) Expense                    17,200          17,300
Other (Income) Expense                        2,700         (45,700)
-------------------------------------------------------------------
Net  (Loss)/Income                         (230,700)         86,200

Accumulated Deficit
   Balance December 31                  (14,570,000)    (14,292,900)
-------------------------------------------------------------------
Accumulated Deficit
   Balance March 31                    $(14,800,700)   $(14,206,700)
===================================================================

(Loss)/Income per share                      $ (.02)  $        .01
===================================================================
See Accompanying Notes to Financial Statements




FAIRMOUNT CHEMICAL CO., INC.

Balance Sheets
(Dollar amounts rounded to hundreds)
                                                              March 31, 1997     December 31, 1996
                                                              --------------     -----------------
                                                                (Unaudited)
Assets
   Current Assets:
   Cash                                                        $    349,500         $   427,900
   Accounts receivable-trade                                      2,068,800           2,091,000
   Inventories (Note 5)                                           1,969,300           1,662,400
   Prepaid expenses                                                 264,200             263,700
   Other current assets                                              46,500              57,900
-----------------------------------------------------------------------------------------------
   Total Current Assets                                           4,698,300           4,502,900
-----------------------------------------------------------------------------------------------
   Property, plant and equipment
     less accumulated depreciation of
     $11,129,900 and $10,986,100                                  4,748,300           4,775,000
   Deferred costs and other assets                                   56,000              56,000
-----------------------------------------------------------------------------------------------
Total Assets                                                     $9,502,600          $9,333,900
===============================================================================================

Liabilities and
Stockholders' Equity
Current Liabilities:
   Accounts payable                                            $    934,800         $   563,500
   Accrued compensation                                             125,100              73,100
   Other accrued liabilities                                        232,600             243,800
   Short-term bank borrowings (Note 5)                               60,000              60,000
-----------------------------------------------------------------------------------------------
   Total Current Liabilities                                      1,352,500             940,400
-----------------------------------------------------------------------------------------------

   Accrued interest to affiliated party (Note 4)                    491,600             491,600
   Long-term notes payable to affiliated party (Note 4)           1,080,000           1,080,000
   Long-term bank borrowings (Note 5)                                99,000             111,700
   Accrued pension liability (Note 7)                               353,400             353,400
Stockholders' Equity
   Preferred stock, par value $1 per share
     authorized - 10,000,000 shares;  5,400,000
     shares issued and outstanding  (Note 10)                     5,400,000           5,400,000
   Common stock, par value $1 per share
     authorized - 15,000,000 shares; 8,293,366 shares
     issued and outstanding in 1997 and 1996                      8,293,400           8,293,400
   Less:  Treasury stock (at cost) - 500 shares                        (500)               (500)
   Capital in excess of par value                                 7,316,000           7,316,000
   Accumulated deficit                                          (14,800,700)        (14,570,000)
   Additional minimum liability (Note 7)                            (82,100)            (82,100)
-----------------------------------------------------------------------------------------------

   Total Stockholders' Equity                                     6,126,100           6,356,800
-----------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                                            $ 9,502,600         $ 9,333,900
===============================================================================================

See accompanying Notes to Financial Statements.



                            FAIRMOUNT CHEMICAL CO., INC.

                             Statements of Cash Flows

                 For The Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

(Dollar amounts rounded to hundreds)

                                                                  1997            1996
                                                             ------------   -------------
Cash Flow From Operating Activities:
   Net  (loss)/Income                                        $  (230,700)      $ 86,200
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                                  143,800        210,000

Increase (decrease) from changes in:
   Accounts receivable-trade                                      22,200       (100,700)
   Inventories                                                  (306,800)        53,900
   Prepaid expenses                                                 (500)       (29,400)
   Other assets                                                   11,400          5,000
   Accounts payable                                              371,300        158,100
   Accrued compensation                                           52,000          7,300
   Other liabilities                                             (11,300)        29,100
---------------------------------------------------------------------------------------
Cash Flow  Provided  by Operating Activities                      51,400        419,500
---------------------------------------------------------------------------------------

Cash Flow Used in Investing Activities:
   Capital expenditures                                         (117,100)       (33,200)
---------------------------------------------------------------------------------------

Cash Flow From Financing Activities:
   Capitalized Lease Obligations                                      --        (42,200)
    Bank borrowings                                              (12,700)            --
   Credit facility                                                    --             --
---------------------------------------------------------------------------------------
   Net Cash (Used) in/Provided by Financing Activities           (12,700)       (42,000)
---------------------------------------------------------------------------------------

Decrease in Cash                                                 (78,400)       344,100

Cash at Beginning of Period                                      427,900        432,800
---------------------------------------------------------------------------------------

Cash at End of Period                                          $ 349,500      $ 776,900
=======================================================================================
Supplemental Disclosure of Cash Flow Information:

Interest paid                                                  $  17,500      $  21,500
                                                               =========      =========
Income taxes paid                                              $      --      $      --
                                                               =========      =========
See accompanying Notes to Financial Statements.






                       FAIRMOUNT CHEMICAL CO., INC.
                      NOTES TO FINANCIAL STATEMENTS
                           March 31, 1997

Note 1.  Summary of Significant Accounting Policies

ORGANIZATION

   The accompanying financial statements, which should be read in conjunction with the financial statements of Fairmount Chemical Co., Inc. ("the Company") included in the 1996 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform with the 1997 presentation.

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

FINANCIAL STATEMENTS

   The statements of income (loss) and accumulated deficit for the three months ended March 31, 1997 and 1996, the statements of cash flows for the three months ended March 31, 1997 and 1996, and the balance sheet as of March 31, 1997 are unaudited. The balance sheet as of December 31, 1996 is audited.


Note 2.  Income  (Loss) Per Share

   Net income (loss) per share is based on earnings divided by the weighted average number of shares of common stock outstanding adjusted for dilutive common stock equivalents. Common stock equivalents include shares outstanding under stock option plans and preferred stock, as converted to common stock in the ratio of one-to-one. At March 31, 1997 and 1996, the share base was 13,693,366 respectively.

Note 3.  Long Term Debt To Affiliated Parties

   A. As of January 1, 1993 the Company owed William E. Leistner $5,603,700 (the "Leistner Loan"). At the Board of Directors Meeting following the 1993 Annual Meeting, the board approved the sale of 5,400,000 shares of cumulative convertible Preferred Stock, $1.00 par value per share, in a private transaction to Leistner, the Company's principal stockholder, in consideration of retirement of debt owed to Leistner of $5,400,000. The balance of the Leistner Loan was paid out of corporate funds of approximately $203,700 during May, 1993. This transaction retired the principal of the Leistner Loan.

   Beginning on April 1, 1992, the Leistner Loan had an interest rate equal to one percent above the prime rate as announced by First Fidelity Bank, Newark, New Jersey. Accrued interest payable for the Leistner Loan is $491,600 for March 31, 1997 and 1996, respectively. The Leistner Loan is controlled by the co-executors of the Estate of Leistner ("Leistner Estate"). The executors of the Leistner Estate have agreed to extend repayment of the interest until April 1, 1998.

   B. The balance of Notes Payable to Affiliated Parties as of March 31, 1997 and 1996 was $1,080,000, respectively, which represents borrowings under a separate financing, the Credit Facility Loan Agreement ("Credit Facility"). On March 20, 1992, the Credit Facility was created with monies contributed to a fund (the "Fund") by Leistner and the Estate of Olga H. Knoepke. The Fund is now controlled by the co-executors of the Estate of Leistner. At that date, the Fund provided the Company with a $2,494,000 credit facility under which all borrowings bear interest at the rate of 5% per annum. There have been no borrowings from the Credit Facility since 1995. Repayment of the Credit Facility indebtedness has been extended to April 1, 1998 by the executors of the Estate of Leistner.

   All loans payable and future borrowings under the Credit Facility have been collateralized by the accounts receivable and machinery and equipment of the Company.

Note 4.  Majority Stockholder

   The Estate of William E. Leistner owns approximately 57.8% of the common stock of the Company. The estate also owns all 5,400,000 outstanding shares of the cumulative convertible preferred stock.




Note 5.  Inventory

   Inventories at March 31, 1997 and December 31, 1996 consisted of the following:

                            March  31, 1997         December 31, 1996
                            ---------------         -----------------
    Finished Goods           $  1,469,300             $  1,455,100
    Raw Material                  500,000                  207,300
                            -------------             ------------
                             $  1,969,300             $  1,662,400
                            =============             ============

Note 6.  Contingencies

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




                      FAIRMOUNT CHEMICAL CO., INC.

                      MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS
                            March 31, 1997

Liquidity and Capital Resources

   To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances, its bank line of credit and its Credit Facility.

   The Company has accrued interest payable of $491,600 as of March 31, 1997 on a loan from the Estate of Leistner. The principal of this loan has been repaid. The executors of the Estate of Leistner have agreed to extend repayment of the interest until April 1, 1998.

   The Company's working capital decreased $216,700 in the first three months of 1997 compared to an increase of $351,000 for the same period in 1996. The decrease was primarily due to an increase in accounts payable; partially offset by higher inventory.

   The Company's capital expenditures in 1997 have been for the purchase and installation of production equipment.

Results of Operations

   Net sales for the first three months of 1997 were $3,156,800, a decrease of $62,200 or 1.9% over the same period in 1996. The decrease in net sales was primarily due to a decrease in sales volumes of imaging chemicals - $444,800 and hydrazine blends - $118,300; partially offset by higher volumes of specialty chemicals - $269,200, hydrazine derivatives - $209,600 and polymer additives - $22,100.

   The gross profit for the first three months of 1997 decreased
$219,100 or 34.6% versus the same period in 1996. The decrease was mainly due to the lower sales volumes of higher margin imaging chemicals, lower volumes of hydrazine blends and lower prices on polymer additives; partially offset by higher volumes of specialty chemicals and higher volumes of polymer additives and hydrazine derivatives.

      Selling, general and administrative expenses increased due to the addition of a salesman during the second quarter of 1996 coupled with higher environmental expenses.





PART II - OTHER INFORMATION


Reports on Form 8-K


No reports have been filed on Form 8-K during this quarter.




                   FAIRMOUNT CHEMICAL CO., INC.
                   ----------------------------
                          SIGNATURE
                          ---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     FAIRMOUNT CHEMICAL CO., INC.
                                     ----------------------------
                                              Registrant


May 16, 1997                             /s/William E. Setzler
------------                             -----------------------
Date                                     William E. Setzler
                                         Chairman of the Board,
                                         Chief Executive Officer



May 16, 1997                             /s/Sondra Jacoby
-----------                              -------------------------
Date                                     Sondra Jacoby
                                         Chief Financial Officer &
                                         Secretary