Form 10QSB
period 1997-06-30
FAIRMOUNT CHEMICAL CO INC
filed 1997-09-02
CIK 34296

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   June 30, 1997
                                                 -------------
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

     Common Stock, $1 Par Value - 8,292,866 shares as of August 14, 1997


                            Page 2
                           Form 10-QSB

                     PART I.  FINANCIAL INFORMATION

                       FAIRMOUNT CHEMICAL CO., INC.




           Statements Of Income and Accumulated Deficit



For The Three Months and Six Months Ended June 30, 1997 and 1996
(Unaudited)
 (Dollar amounts rounded to hundreds, except per share data)

                                                    1997                           1996
                                                   ------                         -----
                                       Three Months      Six Months   Three Months       Six Months
                                       ------------      ----------   ------------       ----------
Net Sales                             $3,440,200         $6,597,000     $3,348,300       $6,567,300
Cost of goods sold                     2,954,500          5,696,500      2,542,100        5,127,200
---------------------------------------------------------------------------------------------------
Gross Profit                             485,700            900,500        806,200        1,440,100

Research                                 118,900            235,500        129,200          249,200
Selling, general and
  administrative expense                 455,000            964,000        548,700        1,004,800
  -------------------------------------------------------------------------------------------------
Operating Income                         (88,200)          (299,000)       128,300          186,100

Interest (Loss) Expense                   19,000             36,200         14,300           31,600
Restructuring charge                     330,000            330,000              -                -
Insurance proceeds                      (200,000)          (200,000)             -                -
---------------------------------------------------------------------------------------------------
Other (Income) Expense                    11,500             14,200        (14,700)         (60,400)
Net (Loss) Income                       (248,700)          (479,400)       128,700          214,900

Accumulated Deficit
  Beginning of Period                (14,800,700)       (14,570,000)   (14,206,700)     (14,292,900)
  -------------------------------------------------------------------------------------------------
Accumulated Deficit
  End of Period                     $(15,049,400)      $(15,049,400)  $(14,078,000)    $(14,078,000)
  -------------------------------------------------------------------------------------------------
(Loss) Income per share                   $ (.02)            $ (.04)        $   .01            $.02
---------------------------------------------------------------------------------------------------
See Accompanying Notes to Financial Statements.





                                            Form 10-QSB
                                  FAIRMOUNT CHEMICAL CO., INC.

                                       Balance Sheets


(Dollar amounts rounded to hundreds)
                                                              June 30, 1997   December 31, 1996
                                                              -------------   -----------------
                                                                (Unaudited)
Assets
------
   Current Assets:
   Cash     $                                                     504,000          427,900
   Accounts receivable-trade                                    2,239,600        2,091,000
   Inventories (Note 5)                                         1,499,500        1,662,400
   Prepaid expenses                                               308,100          263,700
   Other current assets                                            50,200           57,900
------------------------------------------------------------------------------------------
   Total Current Assets                                         4,601,400        4,502,900
------------------------------------------------------------------------------------------
   Property, plant and equipment
     less accumulated depreciation of
     $11,309,900 and $10,986,100                                4,782,900        4,775,000
   Deferred costs and other assets                                 56,000           56,000
------------------------------------------------------------------------------------------
Total Assets                                                   $9,440,300        9,333,900
------------------------------------------------------------------------------------------
Liabilities and
---------------------
Stockholders' Equity
---------------------
Current Liabilities:
   Accounts payable                                              $741,200          563,500
   Accrued compensation                                            51,600           73,100
   Other accrued liabilities                                      445,800          243,800
   Short-term bank borrowings                                      60,000           60,000
------------------------------------------------------------------------------------------
   Total Current Liabilities                                    1,298,600          940,400
------------------------------------------------------------------------------------------
     Accrued interest to affiliated party (Notes 3, 7             491,600          491,600
     Long-term notes payable to affiliated party (Notes 3,7     1,080,000        1,080,000
     Long term bank borrowings                                    386,300          111,700
   Accrued pension liability                                      306,400          353,400
Stockholders' Equity
   Preferred stock, par value $1 per share
     authorized - 10,000,000 shares; 5,400,000
     shares issued and outstanding                              5,400,000        5,400,000
   Common stock, par value $1 per share
     authorized - 15,000,000 shares; 8,293,366 shares
     issued and outstanding in 1997 and 1996                    8,293,400        8,293,400
   Less:  Treasury stock (at cost) - 5                               (500)            (500)
   Capital in excess of par value                               7,316,000        7,316,000
   Accumulated deficit                                        (15,049,400)     (14,570,000)
   Additional minimum pension liab                                (82,100)         (82,100)
------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                   5,877,400        6,356,800
------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                                            9,440,300        9,333,900
------------------------------------------------------------------------------------------
See accompanying Notes to Financial Statements.





                                             Form 10-QSB
                                    FAIRMOUNT CHEMICAL CO., INC.

                                     Statements of Cash Flows

                          For The Six Months Ended June 30, 1997 and 1996
                                          (Unaudited)

(Dollar amounts rounded to hundreds)


                                                                       1997             1996
                                                                    ---------------------------
Cash Flow From Operating Activities:
   Net (Loss) Income                                               $(479,400)        $214,900
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                                      323,800          420,000

Increase (decrease) from changes in:
   Accounts receivable-trade                                        (148,600)        (636,600)
   Inventories                                                       162,900          132,400
   Prepaid expenses                                                  (44,400)         (83,900)
   Other current assets                                                7,700            4,400
   Accounts payable                                                  177,700          (29,300)
   Accrued compensation                                              (21,500)         (49,400)
   Other liabilities                                                 155,000          147,400
---------------------------------------------------------------------------------------------
Cash Flow Provided By Operating Activities                           133,200          119,900
---------------------------------------------------------------------------------------------
Cash Flow (Used In) Investing Activities:
   Capital expenditures                                             (331,700)        (172,400)
---------------------------------------------------------------------------------------------
   Net Cash Used in Investing Activities                            (331,700)        (172,400)
---------------------------------------------------------------------------------------------
Cash Flow From (Used In) Financing Activities:
   Capitalized lease obligations                                           -          (81,100)
   Bank borrowings                                                   274,600                -
---------------------------------------------------------------------------------------------
   Net Cash Provided By Financing Activities                         274,600          (81,100)

Increase (Decrease) in Cash                                           76,100         (133,600)

Cash at Beginning of Period                                          427,900          432,800
---------------------------------------------------------------------------------------------
Cash at End of Period                                               $504,000         $299,200
---------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:

Interest paid                                                       $ 38,000         $ 42,600
Income taxes paid                                                   $      -         $      -

See accompanying Notes to Financial Statements.





                          Form 10-QSB

                 FAIRMOUNT CHEMICAL CO., INC.
               NOTES TO FINANCIAL STATEMENTS
                      June 30, 1997

Note 1.  Summary of Significant Accounting Policies

ORGANIZATION

   The accompanying financial statements, which should be read in conjunction with the financial statements of Fairmount Chemical Co., Inc. ("the Company") included in the 1996 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments necessary for a fair presentation for such periods have been included.

REVENUE

   Revenue is recognized on the date of invoice to a customer
(invoices are prepared on or after the date of shipment).

INCOME TAXES

   The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

FINANCIAL STATEMENTS

   The statements of income and accumulated deficit for the three months and six months ended June 30, 1997 and 1996, the statements of cash flows for the six months ended June 30, 1997 and 1996, and the balance sheet as of June 30, 1997 are unaudited. The balance sheet as of December 31, 1996 is audited.


Note 2.  Income (Loss) Per Share

   Net income per share is based on earnings divided by the weighted average number of shares of common stock outstanding adjusted for dilutive common stock equivalents. Common stock equivalents include shares outstanding under stock option plans and preferred stock, as converted to common stock in the ratio of one-to-one. At June 30, 1997 and 1996 the share base was 13,693,366 respectively.

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

   Beginning on April 1, 1992, the Leistner Loan had an interest rate equal to one percent above the prime rate as announced by First Fidelity Bank, Newark, New Jersey Branch. Accrued interest payable for the Leistner Loan is $491,600 for June 30, 1997 and 1996, respectively. The Leistner Loan is controlled by the co-executors of the Estate of Leistner ("Leistner Estate"). Repayment of the interest is not due until April 1, 1998.

   B. The balance of Notes Payable to Affiliated Parties as of June 30, 1997 and 1996 was $1,080,000, respectively, which represents borrowings under a separate financing, the Credit Facility Loan Agreement ("Credit Facility"). On March 20, 1992, the Credit Facility was created with monies contributed to a fund (the "Fund") by Leistner and the Estate of Olga H. Knoepke. The Fund is now controlled by the co-executors of the Estate of Leistner. At that date, the Fund provided the Company with a $2,494,000 credit facility under which all borrowings bear interest at the rate of 5% per annum. Repayment of the Credit Facility indebtedness is not due until April 1, 1998

   All loans payable and future borrowings under the Credit
Facility have been collateralized by the accounts receivable and machinery and equipment of the Company.

Note 4.  Majority Stockholder

   The Estate of William E. Leistner owns approximately 57.8% of the common stock of the Company. The estate also owns all 5,400,000 outstanding shares of the cumulative convertible preferred stock.



Note 5.  Inventory

   Inventories at  June 30, 1997 and December 31, 1996 consisted of the following:
                            June 30, 1997         December 31, 1996
                           --------------        ------------------
   Finished Goods           $   1,164,400             $   1,455,100
   Raw Material                   335,100                   207,300
                            -------------         -----------------
                            $   1,499,500             $   1,662,400
                            =============         =================



Note 6.  Contingencies

   The Company has received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970's the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the EPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both bases, it is possible that potentially responsible parties will bring claims against Fairmount alleging that it is at least partially responsible for the contamination.

   During the second quarter of 1997, the Company received notice of two claims for personal injuries to individuals working at a location adjacent to the Company's property. The injuries were allegedly sustained as a result of the March 25 explosion on the Company's property. The Company has not received details as to the extent of the injuries or for a dollar value of the claims.

Note 7.  Subsequent Event

   On July 2, 1997 the Company replaced its existing indebtedness to affiliated parties with new promissory notes. The $491,600 balance of the Leistner Loan (see Note 3) that was due April 1, 1998 has been replaced with a note to the Leistner Estate due on January 1, 2005. The $1,080,000 borrowings from the Credit Facility Loan Agreement ("Credit Facility") (See Note 3) due April 1, 1998 has been replaced with four notes, all due on January 1, 2005. The Leistner Estate received a note for $648,000. The remaining three notes were issued to the beneficiaries of the Knoepke Estate. These three notes were issued to the da Mota Family Partnership - $224,640, Glen da Mota
- $142,560 and Lynn da Mota - $64,800.

All of the promissory notes described above have similar terms and conditions. Interest on the unpaid principal from January 1, 1997 through December 31, 1997 is at the rate of 6% per annum. Interest payable from January 1, 1998 through December 31, 1998 is at the rate of 7% per annum. Interest payable thereafter commencing with 1999, is at the corporate base rate posted by Citibank, N.A. (or its successor) on the last banking day of the previous calendar year. All of the promissory notes are subordinated to the Company's line of credit financing with Summit Bank and are collaterized by security agreements on the Company's accounts receivables, inventories and personal property.

   The promissory note to the Leistner Estate for $491,600 is subordinated to the Company's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replace the Credit Facility. The Credit Facility has been terminated.


                    FAIRMOUNT CHEMICAL CO., INC.

                    MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS
June 30, 1997

Liquidity and Capital Resources

   To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit.

   The Company has accrued interest payable of $491,600 as of June 30, 1997 on a loan from the Estate of Leistner. The principal of this loan has been repaid. The executors of the Estate of Leistner have agreed to extend repayment of the interest until April 1, 1998.

   The Company's working capital decreased $259,700 for the first six months of 1997 compared to an increase of $412,200 for the same period in 1996. The decrease was primarily due to a liability reserve for restructuring charges, coupled with lower inventories; partially offset by higher accounts receivable. The lower inventories and higher accounts receivable were due to high volumes of shipments during June in anticipation of a July plant shutdown for maintenance purposes.

   The Company's capital expenditures in 1997 have been for the purchase and installation of production equipment.

Results of Operations

   Net sales for the first six months of 1997 were $6,597,000, an increase of $29,700 versus the same period in 1996. The increase in sales was primarily due to an increase in sales volumes of hydrazine derivatives - $351,000, polymer additives - $297,200 and specialty chemicals - $157,800; partially offset by lower volumes of imaging chemicals - $754,200 and hydrazine blends - $22,100. Net sales for the three months ended June 30, 1997 were $3,440,200 an increase of $91,900 or 2.7%. The increase in net sales were due to higher volumes of polymer additives - $275,000, hydrazine derivatives - $141,300 and hydrazine blends - $96,300; partially offset by lower volumes of imaging chemicals - $309,300 and specialty chemicals - $111,400.

      The gross profit for the first six months of 1997 decreased $539,600 or 37.5% versus the same period in 1996. The decrease was mainly due to lower sales prices on polymer additives and specialty chemicals resulting from market competition, coupled with lower volumes of high margin imaging chemicals due to decreased orders from a major customer that had built up inventories last year; partially offset by higher volumes of hydrazine derivatives. The gross profit for the three months ending June 30, 1997 decreased $320,500 or 39.8% versus the same period in 1996. The decrease in gross profit for the second quarter resulted from the conditions previously mentioned that impacted the first six months, coupled with lower volumes of an imaging chemical that the Company can no longer dry due to the March 25, 1997 explosion that destroyed four of the Company's dryers. The Company is having some success marketing this product in a moist condition. Also, the Company's overall manufacturing efficiency was negatively impacted during the second quarter as a result of dealing with the numerous explosion related distractions in the aftermath of the event.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

      The gross profit for the first six months of 1997 decreased $539,600 or 37.5% versus the same period in 1996. The decrease was mainly due to lower sales prices on polymer additives and specialty chemicals resulting from market competition, coupled with lower volumes of high margin imaging chemicals due to decreased orders from a major customer that had built up inventories last year; partially offset by higher volumes of hydrazine derivatives. The gross profit for the three months ending June 30, 1997 decreased $320,500 or 39.8% versus the same period in 1996. The decrease in gross profit for the second quarter resulted from the conditions previously mentioned that impacted the first six months, coupled with lower volumes of an imaging chemical that the Company can no longer dry due to the March 25, 1997 explosion that destroyed a building and the contained equipment. There was minor collateral damage to other buildings.
There were no injuries to any employees. The Company is having some success marketing this product in a moist condition. Also, the Company's overall manufacturing efficiency was negatively impacted during the second quarter as a result of dealing with the numerous explosion related distractions in the aftermath of the event.

   During this period the Company's management conducted a review of operations and of the financial condition of the Company and concluded that it was necessary to implement a restructuring of the organization. As a result, in May, the Company reduced the workforce by eighteen salaried and hourly employees. The Company also decided to discontinue the manufacturing of a number of small volume products that were no longer profitable to produce. Net income for the six months and three months ending June 30, 1997 include a restructuring charge of $350,000 for severance and accrued vacation time.

   In May the Company received a $200,000 advance on its insurance claim for the explosion. The Company expects the final settlement of this claim to substantially exceed this advance and the Company believes a resolution of this matter should be reached by the end of the year.

   Research, selling, general and administrative expenses for the first six months of 1997 were 4.4% lower than the same period in 1996 due to the absence in 1997 of a salary of an officer who retired in the third quarter of 1996 and the absence of a salary of a salesman who left the Company in February, 1997. Research, selling and general and administrative expenses for the three months ended June 30, 1997 decreased 15.3% versus the same period in 1996 due to the reasons mentioned earlier, coupled with lower advertising and travel related expenses.

   On June 24, 1997, following the Company's annual meeting, William E. Setzler, Chairman of the Board and Chief Executive Officer and Sondra M. Jacoby, Chief Financial Officer and Corporate Secretary announced their retirements, effective immediately. Both officers also resigned from the Board of Directors. Todd K. Walker was appointed to the position of Chairman of the Board and Chief Executive Officer. Mr. Walker retains his previous title of President. James F. Gilday was appointed Chief Financial Officer and Corporate Secretary and also appointed to the Board of Directors. Mr. Gilday was formerly the controller of the Company.


PART II - OTHER INFORMATION
 Reports on Form 8-K
 No reports have been filed on Form 8-K during this quarter.


                   FAIRMOUNT CHEMICAL CO., INC.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FAIRMOUNT CHEMICAL CO., INC.
                                  ----------------------------
                                            Registrant




August 14, 1997                   S/Todd K. Walker
---------------                   ---------------------------
Date                              Todd K. Walker
                                  Chairman of the Board,
                                  Chief Executive Officer

August 14, 1997                   S/James F. Gilday
---------------                   ---------------------------
Date                              James F. Gilday
                                  Chief Financial Officer &
                                  Secretary





14