Form 10QSB
period 1997-09-30
FAIRMOUNT CHEMICAL CO INC
filed 1997-11-19
CIK 34296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   September 30, 1997
                              --------------------------------------
Commission file Number                                 1-4591
                              --------------------------------------

                  FAIRMOUNT CHEMICAL CO., INC.
----------------------------------------------
(Exact name of registrant as specified in its charter.)

           New Jersey                                     22-0900720
-------------------------------                       ---------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification No.)

117 Blanchard Street, Newark, NJ                                07105
---------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code: (201)-344-5790
                                                    ---------------

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

  Common Stock, $1 Par Value - 8,292,866 shares as of November 14, 1997.




PART I.  FINANCIAL INFORMATION

FAIRMOUNT CHEMICAL CO., INC.
----------------------------




Statements Of Income and Accumulated Deficit

For The Three Months and Nine Months Ended September 30, 1997 and 1996
(Unaudited)


(Dollar amounts rounded to hundreds, except per share data)


                                                     1997                                       1996
                                                   -------                                    -------

                                      Three Months         Nine Months           Three Months          Nine Months
                                      ------------        ------------           ------------         ------------
Net Sales                            $  2,471,400        $  9,068,400           $  2,826,500         $  9,393,800
Cost of goods sold                      1,725,700           7,422,200              2,599,400            7,726,600
-----------------------------------------------------------------------------------------------------------------
Gross Profit                              745,700           1,646,200                227,100            1,667,200

Research                                   91,100             326,600                120,400              369,600
Selling, general and
  administrative expense                  492,300           1,456,300                480,700            1,485,500
  ---------------------------------------------------------------------------------------------------------------
Operating (Loss) Income                   162,300            (136,700)              (374,000)            (187,900)

Interest (Income) Expense                  43,800              80,000                 16,200               47,800
Restructuring charge                            -             330,000                      -                    -
Insurance proceeds                              -            (200,000)                     -                    -
Other (Income) Expense                     (8,600)              5,600                   (200)             (60,600)
-----------------------------------------------------------------------------------------------------------------
Net (Loss) Income                         127,100            (352,300)              (390,000)            (175,100)

Accumulated Deficit
  Beginning of Period                 (15,049,400)        (14,570,000)           (14,078,000)         (14,292,900)
  ---------------------------------------------------------------------------------------------------------------
Accumulated Deficit
  End of Period                      $(14,922,300)       $(14,922,300)          $(14,468,000)        $(14,468,000)
  ===============================================================================================================

Income (Loss)  per share             $        .01        $       (.03)          $       (.03)        $      ( .01)
=================================================================================================================

See Accompanying Notes to Financial Statements.





Balance Sheets

 (Dollar amounts rounded to hundreds)
                                                                September 30, 1997              December 31, 1996
                                                                ------------------              -----------------
                                                                     (Unaudited)
Assets
------
     Current Assets:
     Cash                                                        $    683,300                    $   427,900
     Accounts receivable-trade                                      1,773,400                      2,091,000
     Inventories (Note 5)                                           1,589,200                      1,662,400
     Prepaid expenses                                                 280,700                        263,700
     Other current assets                                              45,700                         57,900
     -------------------------------------------------------------------------------------------------------
     Total Current Assets                                           4,372,300                      4,502,900
     -------------------------------------------------------------------------------------------------------
     Property, plant and equipment
       less accumulated depreciation of
       $11,489,900 and $10,986,100                                  4,683,600                      4,775,000
     Deferred costs and other assets                                   56,000                         56,000
     -------------------------------------------------------------------------------------------------------
Total Assets                                                      $ 9,111,900                    $ 9,333,900
============================================================================================================

Liabilities and
---------------
Stockholders' Equity
--------------------
Current Liabilities:
     Accounts payable                                             $   325,700                    $   563,500
     Accrued compensation                                              16,400                         73,100
     Other accrued liabilities                                        453,600                        243,800
     Short-term bank borrowings                                        60,000                         60,000
     -------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                        855,700                        940,400
     -------------------------------------------------------------------------------------------------------
     Promissory Notes to affiliated party (Note 3)                  1,571,600                              -
     Accrued interest to affiliated party (Notes 3)                         -                        491,600
     Long-term notes payable to affiliated party (Notes 3)                  -                      1,080,000
     Long term bank borrowings                                        373,700                        111,700
     Accrued pension liability                                        306,400                        353,400
Stockholders' Equity
     Preferred stock, par value $1 per share
       authorized - 10,000,000 shares;  5,400,000
       shares issued and outstanding                                5,400,000                      5,400,000
      Common stock, par value $1 per share
       authorized - 15,000,000 shares; 8,293,366 shares
       issued and outstanding in 1997 and 1996                      8,293,400                      8,293,400
     Less:  Treasury stock (at cost) - 500 shares                        (500)                          (500)
     Capital in excess of par value                                 7,316,000                      7,316,000
     Accumulated deficit                                          (14,922,300)                   (14,570,000)
     Additional minimum pension liability                             (82,100)                       (82,100)
     -------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                     6,004,500                      6,356,800
     -------------------------------------------------------------------------------------------------------

Total Liabilities and
Stockholders' Equity                                              $ 9,111,900                    $ 9,333,900
============================================================================================================

See accompanying Notes to Financial Statements.







Statements of Cash Flows

For The Nine Months Ended September 30, 1997 and 1996
(Unaudited)

(Dollar amounts rounded to hundreds)


                                                                        1997                          1996
                                                                        ----------------------------------
Cash Flow From Operating Activities:
     Net (Loss) Income                                            $  (352,300)                   $  (175,100)
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                     503,800                        630,000

Increase (decrease) from changes in:
     Accounts receivable-trade                                        317,600                       (438,500)
     Inventories                                                       73,200                        142,400
     Prepaid expenses                                                 (17,000)                       (92,600)
     Other current assets                                              12,200                        (34,000)
     Accounts payable                                                (237,800)                       128,100
     Accrued compensation                                             (56,700)                        30,300
      Deferred Income                                                       -                        175,000
     Other liabilities                                                162,800                         52,600
     -------------------------------------------------------------------------------------------------------
Cash Flow Provided By Operating Activities                            405,800                        418,200
------------------------------------------------------------------------------------------------------------

Cash Flow (Used In) Investing Activities:
     Capital expenditures                                            (412,400)                      (362,000)
     -------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                           (412,400)                      (362,000)
     -------------------------------------------------------------------------------------------------------

Cash Flow From (Used In) Financing Activities:
     Capitalized lease obligations                                          -                        (83,600)
     Bank borrowings                                                  262,000                              -
     -------------------------------------------------------------------------------------------------------
     Net Cash Provided By (Used In) Financing Activities              262,000                        (83,600)
     -------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                           255,400                        (27,400)

Cash at Beginning of Period                                           427,900                        432,800
------------------------------------------------------------------------------------------------------------

Cash at End of Period                                             $   683,300                    $   405,400
============================================================================================================

Supplemental Disclosure of Cash Flow Information:

Interest paid                                                     $    62,400                    $    61,700
                                                                       ======                         ======
Income taxes paid                                                 $         -                    $         -
                                                                       ======                         ======

See accompanying Notes to Financial Statements.




FAIRMOUNT CHEMICAL CO., INC.
----------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
September 30, 1997
------------------

Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

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

FINANCIAL STATEMENTS

     The statements of income and accumulated deficit for the three months and nine months ended September 30, 1997 and 1996, the statements of cash flows for the nine months ended September 30, 1997 and 1996, and the balance sheet as of September 30, 1997 are unaudited. The balance sheet as of December 31, 1996 is audited.



Note 2.  Income (Loss) Per Share
         -----------------------

     Net income per share is based on earnings divided by the weighted average number of shares of common stock outstanding adjusted for dilutive common stock equivalents. Common stock equivalents include shares outstanding under stock option plans and preferred stock, as converted to common stock in the ratio of one-to-one. At September 30, 1997 and 1996 the share base was 13,693,366 respectively.



Note 3.  Long Term Debt To Affiliated Parties
         ------------------------------------

     A. As of January 1, 1993 the Company owed William E. Leistner $5,603,700 (The "Leistner Loan"). At the Board of Directors Meeting following the 1993 Annual Meeting, the board approved the sale of 5,400,000 shares of cumulative convertible Preferred Stock, $1.00 par value per share, in a private transaction to Leistner, the Company's principal stockholder, in consideration of retirement of debt owed to Leistner of $5,400,000. The balance of the Leistner Loan was paid out of corporate funds of approximately $203,700 during May, 1993. This transaction retired the principal of the Leistner Loan. Accrued interest of $491,600 remained. On July 2, 1997 the Company replaced the $491,600 balance of the Leistner Loan, that was due April 1, 1998, with a promissory note to the Leistner Estate for the same amount, due January 1, 2005.

     B. On March 20, 1992, a Credit Facility Loan Agreement ("Credit Facility") was created with monies contributed to a fund ("the Fund") by William E. Leistner and the Estate of Olga H. Knoepke. At that date, the Fund provided the Company with a $2,494,000 credit facility under which all borrowings paid interest at the rate of 5% per annum. The outstanding borrowings from the Credit Facility were $1,080,000. On July 2, 1997 the Credit Facility was terminated and the Company replaced the $1,080,000 of credit facility borrowings with new promissory notes due January 1, 2005. The Leistner Estate received a note for $648,000. Three notes were issued to beneficiaries of the Knoepke Estate. These three notes were issued to the da Mota Family Partnership - $224,640, Glen da Mota - $142,560 and Lynn da Mota - $64,800.

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

     The promissory note to the Leistner Estate for $491,600 is subordinated to the Company's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility. The Credit Facility has been terminated.



Note 4.  Majority Stockholder
         --------------------

     The Estate of William E. Leistner owns approximately 57.8% of the common stock of the Company. The estate also owns all 5,400,000 outstanding shares of the cumulative convertible preferred stock.



Note 5.  Inventory
         ---------

     Inventories at September 30, 1997 and December 31, 1996 consisted of the following:

                            September 30, 1997       December 31, 1996
                            ------------------       -----------------
            Finished Goods  $   1,337,300            $   1,455,100
            Raw Material          252,000                  207,300
                                  -------                  -------
                            $   1,589,300            $   1,662,400
                                =========                =========



Note 6.  Contingencies
         -------------

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



Note 7.    Subsequent Event
           ----------------

     On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 (see Note 3) to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust (the"Trust"). This trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of Fairmount, as well as the promissory notes held by the Leistner Estate.. The transfer of the common and preferred Fairmount shares have not yet been executed.



FAIRMOUNT CHEMICAL CO., INC.
----------------------------

MANAGEMENT'S DISCUSSION AND
----------------------------
ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------
RESULTS OF OPERATIONS
---------------------
September 30, 1997
------------------

Liquidity and Capital Resources
-------------------------------

     To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit.

     The Company's working capital decreased $46,000 for the first nine months of 1997 compared to a increase of $67,800 for the same period in 1996. The decrease was primarily due to lower accounts receivable, lower inventories and to a liability reserve for restructuring charges; partially offset by lower accounts payable, and higher cash balances. The lower accounts receivable and higher cash balances were due to the receipt of large foreign receivables in September.

     The Company's capital expenditures in 1997 have been for the purchase and installation of production equipment and storage tanks.

Results of Operations
---------------------

     Net sales for the first nine months of 1997 were $9,068,000, a decrease of $325,400 or 3.5% versus the same period in 1996. The decrease was primarily due to a decrease in sales volumes of photographic chemicals - $1,098,200 and lower prices for polymer additives - $9,700; partially offset by higher volumes of hydrazine and derivatives - $455,500, hydrazine blends - $169,700 and specialty chemicals - $157,300. Net sales for the three months ended September 30, 1997 were $2,471,000, a decrease of $355,100 or 12.6%. The decrease in net sales were due to lower volumes of photographic chemicals - $344,000, coupled with lower volumes and prices of polymer additives - $306,900 and lower volumes of specialty chemicals - $400; partially offset by increased volumes of hydrazine blends - $191,700 and hydrazine derivatives - $104,500.

          The gross profit for the first nine months of 1997 decreased $21,000 or 1.3% versus the same period in 1996. The decrease was due to the lower sales volume of photographic chemicals coupled with lower margins of polymer additives; partially offset by higher volumes of hydrazine derivatives and hydrazine blends, coupled with lower manufacturing expenses. The gross profit for the third quarter of 1997 increased $518,600 versus the third quarter of 1996. The increase was due to higher volumes of hydrazine blends and hydrazine derivatives, coupled with improved margins due to lower manufacturing expenses; partially offset by lower volumes of photographic chemicals and polymer additives.



Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations (Cont'd)
-----------------------------

     Research, selling, general and administrative expenses for the nine months ended September 30, 1997 decreased $72,200 or 3.9% versus the same period in 1996. Research, selling and general and administrative expenses for the three months ended September 30, 1997 decreased $17,700 or 2.9% versus the same period in 1996. The decreases in the two periods were due to the cost savings resulting from the restructuring in the second quarter of 1997. During the third quarter of 1997 some of the cost savings were partially offset by expenses for waste removal and for an OSHA consultant.

     The nine months ending September 30, 1997 includes a $350,000 restructuring charge incurred during the second quarter of 1997. During this quarter the Company's management conducted a review of operations and of the financial condition of the Company and concluded that it was necessary to implement a restructuring of the organization. As a result, in May, the Company reduced the workforce by eighteen salaried and hourly employees. The Company also decided to discontinue the manufacturing of a number of small volume products that were no longer profitable to produce. Also included in the nine months ending September 30, 1997 is $200,000 for an advance on an insurance claim for the March 25, 1997 explosion that destroyed a building and the equipment within. No employees were injured. The Company expects the final settlement of this claim to substantially exceed this advance and the Company believes an additional piece of the settlement should be received by the end of 1997 or early in 1998.

     Other income for the nine months ended September 30, 1997 was lower versus 1996 due to higher custom duty refunds in 1996. The refunds are for customs duty paid on imported raw materials which are converted to finished products and subsequently exported.

     At the Board of Directors meeting held on September 5,1997 the board elected three new outside directors, Howard R. Leistner, Richard Mizrack and Dr. Reidar Halle. At the meeting, the resignation of board member Leonard T. Wood was accepted. Remaining on the board are Todd K. Walker, Chairman, Chief Executive Oficer and President and James F. Gilday, Corporate Secretary and Chief Financial Officer.



PART II - OTHER INFORMATION


Reports on Form 8-K


No reports have been filed on Form 8-K during this quarter.




FAIRMOUNT CHEMICAL CO., INC.
----------------------------

SIGNATURE
---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FAIRMOUNT CHEMICAL CO., INC.
                              ----------------------------
                                        Registrant



November 14, 1997             S/Todd K. Walker
-----------------             ----------------------------
Date                          Todd K. Walker
                              Chairman of the Board,
                              Chief Executive Officer



November 14, 1997             S/James F. Gilday
-----------------             ----------------------------
Date                          James F. Gilday
                              Chief Financial Officer &
                              Secretary





1