Form 10KSB
period 1997-12-31
FAIRMOUNT CHEMICAL CO INC
filed 1998-04-01
CIK 34296

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (Fee Required)

           For the fiscal year ended      December 31, 1997

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

Issuer's telephone number, including area code: 973-344-5790

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

  Issuer's revenue for its most recent fiscal year:  $11,911,200.

  The aggregate market value of the Issuer's Common Stock $1 par value ("Common Stock"), held by non-affiliates of the Issuer on March 20, 1998 (1,356,452 shares) was approximately $108,516, based on $.08 per share. The Company's shares do not trade on any exchange nor has there been any significant market activity with respect to such shares since the last quarter of 1991, at which time the average of the bid and asked prices was approximately $.05.

  The total number of shares of Issuer's Common Stock outstanding on March 20, 1998 was 8,293,366.

Page 1 of 39 Pages

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 20, 1998, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 (the end of the registrant's fiscal year covered by this Form 10-
KSB) ("1998 Definitive Proxy Statement") are incorporated by reference into Part III.

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

THE EXHIBIT INDEX IS ON SEQUENTIALLY NUMBERED PAGES 28 THROUGH 39.

Total number of pages in this Form 10-KSB: 39, including the "cover page" and all exhibits (sequentially numbered pages 1 through 39).

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

Plastic Additives

The Company manufactures and/or sells additives such as antioxidants, metal deactivators and UV stabilizers that are used in the manufacture of plastics such as polyolefins, PVC, engineering resins and polyester resins. The Company develops its own products, which it currently markets commercially to the plastics industry.

Specialty Chemicals

The Company produces pharmaceutical intermediates and custom organic chemicals.

Major Product Sales

The percentage of total sales in each of the last two calendar years contributed by each class of similar products was as follows:

                              1997              1996
                              ----              ----
Plastic additives              34%               33%
Imaging chemicals              18%               26%
Hydrazine blends               19%               16%
Specialty chemicals            17%               14%
Hydrazine derivatives          12%               11%
                             ----              ----
                              100%              100%
                             ====              ====

The Company sells its products in the domestic and international markets and continues its efforts to expand both domestic and export sales. Net sales of $11,911,200 and $12,551,700, in 1997 and 1996, respectively, included export sales of $4,751,300 and $5,414,400. Net sales by major foreign geographical area were as follows:

                              1997              1996
                              ----              ----
Europe                        24.9%             22.1%
Other Export                  15.0%             21.0%

During 1997 and 1996, two customers accounted for approximately 23.2% and 26.6% of the Company's sales, respectively. The loss of one of these customers would have a material adverse effect on the Company's business.

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

Trademarks and Patents

The Company holds a number of trademarks and patents. However, it does not believe that the sales of any of its products depend to any significant extent on the use of trademarks and patents.

Research and Development

The Company maintains research facilities at its manufacturing location in Newark, New Jersey.

During the years ended December 31, 1997 and 1996, the Company spent approximately $418,900 and $484,200, respectively, in research and development activities. Research and development expenditures in 1997 were lower than 1996 due to the reassignment of two research employees to the quality control department. This was done in order to cover personnel reductions resulting from the restructuring of the Company during the second quarter of 1997. The Company expects 1998 research and development expenditures to approximate the 1997 level.

Technology Sale

During 1996, the Company entered into an exclusive agreement with a third party to license certain technology and provide other information for a period of ten years. Consideration received under this agreement is included in other income. The impact of this technology sale on the future operations of the Company is immaterial.

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

Environmental Laws and Government Regulations

The chemical industry, including the Company, is subject to environmental laws and regulations. The Company believes it has the ability in terms of staff and financial resources to comply with the present environmental statutes applicable to its business. The Company has an ongoing program to treat and monitor its wastewater effluent for compliance with the requirements of local laws and regulations. Samples are analyzed for biological oxygen demand. An outside testing laboratory performs a complete chemical analysis monthly. All results are forwarded to the New Jersey Department of Environmental Protection.

The Company monitors compliance with environmental laws and regulations. Tank dikes and equipment are inspected for leakage and any evidence of potential soil contamination. The Company utilizes a training program which includes instruction on the Company's responsibilities with respect to environmental laws and regulations. The Company's chemical processing operations are carried out at atmospheric pressure or vacuum, thereby mitigating the potential for atmospheric pollution from equipment rupture.

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

The Company has no knowledge of contamination of soil on the premises. There are no underground storage tanks on the Company's property. The Company's manufacturing effluent system is connected to an above ground piping system. The effluent is discharged to the local sewage commission. In 1996, the Company received a complaint alleging discharges of benzene in excess of the permissible limits on two separate occasions during 1996. In 1997 the Company received complaints alleging discharges of methylene chloride in excess of the permissible limits on two separate occasions. Fines associated with these complaints were not material to the results of operations or financial position of the Company.

Environmental compliance, waste disposal and regulatory fees totaled approximately $210,300 and $84,600 in 1997 and 1996, respectively. These costs are included in general and administrative expenses.

Employees

As of December 31, 1997, the Company had 50 employees, all of whom were full-time employees. The Company has a contract with International Brotherhood of Teamsters Local 575, which covers all hourly employees. The contract expires on December 12, 1999.

Item 2.  Properties

The Company has a plant located in an industrial area of Newark, New Jersey, and owns substantially all of its property, plant and equipment. The plant is located on approximately 13 acres of fenced land with two railroad spur connections. It consists of 14 buildings, of brick, cinder block or metal-clad construction. They provide approximately 97,100 square feet of floor space, in which are located chemical process equipment, warehouse, shipping, refrigeration, steam boilers, maintenance, office and research and development facilities. In addition, certain process equipment and tanks are located and operated out-of-doors.

The Summit Bank line of credit is collateralized by the accounts receivable, inventory and personal property of the Company. The Company's debt to affiliated parties is subordinated to the Summit Bank line of credit and is collateralized by the accounts receivable and the machinery and equipment of the Company. See Item 6 "Liquidity And Capital Resources," Page 9. Except for such lien, there are no mortgages or liens on the property of the Company.

The Company normally operates its plant on a 24-hour day with a workweek of five days. While the Company believes that its plant, buildings, and equipment are adequately maintained and, on the whole, are reasonably suitable and sufficient for its current operations, further capital investment may be required for maintenance of the Company's operations and compliance with applicable laws. In the opinion of management, the Company maintains adequate levels of property insurance on the entire premises.

On March 25, 1997 there was an explosion in a building in which some of the Company's products are dried. There were no injuries to any employees. The damage to the building and contained equipment was extensive. There was minor collateral damage to other buildings. The Company received $200,000 from its property insurance carrier during the second quarter of 1997 in partial settlement for the Company's property losses caused by the explosion. In January, 1998 the Company received an additional payment of $1,140,100 for these property losses. The building in which the explosion occurred has been razed (see Note 16).

In 1997, the Company spent approximately $450,400 on capital expenditures to upgrade and expand other production facilities and for building and equipment improvements.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company submitted no matters to a vote of its security holders during the last quarter of its fiscal year ending December 31, 1997.

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

                       Common Stock Bid Prices
                       ------------------------
                       1997 1              1996 1
                       -------           -------
 Quarter            High   Low         High   Low
----------          ------------    ---------------
 First             $.13   $.09        $.25   $.22
 Second             .12    .09         .20    .15
 Third              .10    .08         .16    .10
 Fourth             .10    .08         .15    .09

There were approximately 266 stockholders of record at December 31, 1997. The Company did not declare or pay any dividends in 1997 or
1996.
_________________________

1There was no significant market activity for the common stock during 1997 and 1996.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In 1996, the Company realized a significant improvement in its liquidity position by obtaining a $1,250,000 line of credit from Summit Bank in Hackensack, New Jersey. Summit Bank renewed the Company's line of credit during the second quarter of 1997. The line of credit is due for renewal during the second quarter of 1998. Management is not aware of any issue that would violate the covenants in the credit agreement with Summit Bank or prevent the renewal of the Company's line of credit.

The Company's working capital decreased by $174,800 in 1997 resulting in working capital of $3,387,700 compared to working capital of $3,562,500 in 1996. The decrease in working capital in 1997 resulted mainly from higher current long term debt - $327,100 and lower accounts receivables - $245,300; partially offset by higher cash balances - $283,900, higher inventory - $47,200 and lower accounts payables - $63,600. The current portion of long term debt increased due to borrowings for working capital purposes. Some of these borrowings have been repaid during the first quarter of 1998. Accounts receivable decreased due to the receipt of several large foreign payments received in December. Part of the increase in cash was due to the receipt of $200,000 from the Company's property insurance carrier for partial settlement of the Company's claim resulting from the March 25, 1997 explosion (see below). Inventories rose slightly due to a modest increase in orders to be shipped early in 1998; partially offset by the write-off of a finished product that was not shippable (see below).

On March 25, 1997 there was an explosion in a building in which some of the Company's products are dried. There was minor collateral damage to other surrounding buildings. The Company has discontinued drying the product that was being dried at the time of the explosion. This product is now being sold in a wet condition. The Company has lost some orders for this product because of this change, but the effect of this change on the Company's operations for the year was immaterial. However, during 1997 the Company wrote-off inventory of $87,800 that was similar in nature to the product that exploded due to volatility concerns of shipping this product in an already dried condition. The Company received $200,000 from its property insurance carrier during the second quarter of 1997 in partial settlement for the Company's property losses caused by the explosion. In January, 1998 the Company received an additional payment of $1,140,100 for these property losses (see Note 16).

During the second quarter of 1997 the Company's management conducted a review of operations and of the financial condition of the Company and concluded that it was necessary to implement a restructuring of the organization. As a result, in May, the Company reduced the workforce by eighteen salaried and hourly employees. The Company also decided to discontinue the manufacturing of a number of small volume products that were no longer profitable to produce. Net income for the year includes a restructuring charge of $310,000 for severance, early retirement and accrued vacation time.

On June 24, 1997, following the Annual Meeting of Shareholders, William E. Setzler, Chairman of the Board and Chief Executive Officer and Sondra M. Jacoby, Chief Financial Officer, Corporate Secretary and a Board Director resigned as directors and officers of the Company. The President of the Company, Todd K. Walker was appointed to the position of Chairman of the Board and Chief Executive Officer. James
F. Gilday, the Controller of the Company, was appointed Chief Financial Officer and Corporate Secretary and also appointed to the Board of Directors.

On July 2, 1997 the Company replaced certain outstanding debt obligations payable to affiliated parties with promissory notes. On this date William E. Setzler and Sondra M. Jacoby, the executors of the Leistner Estate, terminated the Credit Facility with affiliated parties. The Credit Facility borrowings, $1,080,000, were replaced by four promissory notes due on January 1, 2005. The Leistner Estate received a note for $648,000. Three notes were issued to the beneficiaries of the Knoepke Estate. These three notes were issued to the da Mota Family Partnership - $224,640, Glen da Mota - $142,560 and Lynn da Mota - $64,800. The balance of the Leistner Loan, $491,600, that was due April 1, 1998 was replaced with a promissory note to the Leistner Estate for the same amount, due January 1, 2005. (See Note
4).

At a Board of Directors meeting held on September 5, 1997, the Board of Directors elected three new outside directors, Howard R. Leistner, Richard Mizrack, and Dr. Reidar Halle. At the meeting, the resignation of Board member Leonard R. Wood was accepted.

On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $684,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust. The trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of the Company, as well as the promissory notes held by the Leistner Estate (see Note 16).

On January 13, 1998, Mr. Todd K. Walker resigned as President, Chief Executive Officer, Chairman of the Board of Directors and as a director of Fairmount Chemical Co., Inc. Dr. Reidar Halle, a director of the Company was retained to serve as Chief Executive Officer of the Company on an interim basis until a President and Chief Executive Officer is chosen by the board. Mr. Howard R. Leistner, also a director of the Company was appointed as Chairman of the Board.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently expects that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and the Company will comply beginning with year-end 1998 results. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Research and Development

During the years ended December 31, 1997 and 1996, the Company spent approximately $418,900 and $484,200, respectively, in research and development activities. Research and development expenditures in 1997 were lower than 1996 due to the reassignment of two research employees to the quality control department. This was done in order to cover personnel reductions resulting from the restructuring of the Company during the second quarter of 1997. The Company expects 1998 research and development expenditures to approximate the 1997 level.

Environmental Laws and Government Regulations

The chemical industry, including the Company, is subject to environmental laws and regulations. The Company believes it has the ability in terms of staff and financial resources to comply with the present environmental statutes applicable to its business. The Company has an ongoing program to treat and monitor its wastewater effluent for compliance with the requirements of local laws and regulations. Samples are analyzed for biological oxygen demand. An outside testing laboratory performs a complete chemical analysis monthly. All results are forwarded to the New Jersey Department of Environmental Protection.

The Company monitors compliance with environmental laws and regulations. Tank dikes and equipment are inspected for leakage and any evidence of potential soil contamination. The Company utilizes a training program which includes instruction on the Company's responsibilities with respect to environmental laws and regulations. The Company's chemical processing operations are carried out at atmospheric pressure or vacuum, thereby mitigating the potential for atmospheric pollution from equipment rupture.

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

The Company has no knowledge of contamination of soil on the premises. There are no underground storage tanks on the Company's property. The Company's manufacturing effluent system is connected to an above ground piping system. The effluent is discharged to the local sewage commission. In 1996, the Company received a complaint alleging discharges of benzene in excess of the permissible limits on two separate occasions during 1996. In 1997, the Company received complaints alleging discharges of methylene chloride in excess of the permissible limits on two separate occasions. Fines associated with these complaints were not material to the results of operations or financial position of the Company.

Environmental compliance, waste disposal and regulatory fees totaled approximately $210,300 and $84,600 in 1997 and 1996, respectively. These costs are included in general and administrative expenses.

Results of Operations 1997 - 1996

A. Net sales for 1997 were $11,911,200, a decrease of $640,500 or 5.1% as compared to 1996. The decrease in net sales was primarily due to lower volumes of imaging chemicals mainly due to lower demand from a major customer that initiated a major restructuring in 1997 and delayed ordering substantial volumes until early 1998 - $1,159,300. Also contributing to the decrease in sales were lower prices for polymer additives due to competitive pressures from foreign competitors - $135,900; partially offset by increased volumes of specialty chemicals - $388,400, hydrazine blends - $176,600 and hydrazine derivatives - $89,700 Gross profit for 1997 increased $208,700 or 10.2% versus 1996 due to improved margins that resulted from the lowering of costs achieved through the restructuring program initiated during the second quarter of 1997.

Net Sales                            1997       1996
                                    -----------------

Plastic additives                     34%        33%

Imaging chemicals                     18%        26%

Hydrazine blends                      19%        16%

Specialty chemicals                   17%        14%

Hydrazine derivatives                 12%        11%
                                    -----------------
                                     100%       100%
                                    -----------------

B. Operating loss was $384,800, an improvement of $72,900 versus an operating loss of $457,700 in 1996. The improvement in operating income was due to the cost savings realized in the manufacturing, general and administrative and research departments from the restructuring during the second quarter of 1997. The amount of the restructuring charge in 1997 was $310,000 which was for expenses associated with payments for severance, early retirements and accrued vacation time. Environmental expenses increased $125,700 in 1997 versus 1996 due to increased costs for waste removal, environmental compliance and an OSHA consultant.

Interest expense was higher in 1997 versus 1996 due to the Company in 1997 beginning to pay interest on its $491,600 debt obligation to an affiliated party, coupled with increased borrowings through the bank line of credit for working capital purposes and an increase of 1% in the interest rate on the remaining debt owed to affiliated parties per the new promissory note agreements (see Note 4). Other income was lower during 1997 versus 1996 due to the granting of a technology license for the manufacture, production and sale of one of the Company's products in 1996 - $175,000, and to custom duty refunds in 1996 - $46,500.

During 1997 the Company received insurance proceeds of $200,000 as a partial settlement for the property losses sustained from the March 25, 1997 explosion. Part of these proceeds were used to repair damage to buildings caused by the explosion - $29,000 (see Note 16).

1998 Outlook

The Company has budgeted approximately $500,000 for capital expenditures in 1998. Major expenditures will consist of the replacement and improvement of process equipment, coupled with safety and environmental projects.

The Company continues to experience competitive pressure on the pricing of certain of its products and has reacted by closely monitoring the cost of its raw materials and by reevaluating its manufacturing processes. Management believes the reduced operating cost structure of the Company realized through the second quarter 1997 restructuring has repositioned the Company to operate profitably during 1998, as it has during the third and fourth quarters of 1997.

The Company is refocusing the direction of its marketing efforts by concentrating on more aggressively expanding the customer base for the Company's existing product line. The Company will also continue to develop new products when it determines that there is a profitable market potential to be realized in relation to the costs and efforts expended.

To meet liquidity requirements, including capital programs, the Company will look primarily to cash generated from operations, its available cash balances and its bank line of credit. The Company believes these sources to be adequate to meet operating requirements for the year ending December 31,1998.



Item 7.  Financial Statements and Supplementary Data

Index to Financial Statements and Related Information

Financial Statements                                          Page
                                                            --------
Independent Auditors' Report                                   14

Statements of Operations for the years ended December 31,
  1997 and 1996                                                15

Balance Sheets as of December 31, 1997 and 1996                16

Statements of Stockholders' Equity
  for the years ended December 31, 1997 and 1996               17

Statements of Cash Flows for the years ended December 31,
  1997 and 1996                                                18

Notes to Financial Statements                               19-27



              INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Fairmount Chemical Co., Inc.:


Independent Auditors' Report

The Board of Directors and Stockholders
Fairmount Chemical Co., Inc.:

We have audited the accompanying balance sheets of Fairmount Chemical Co., Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmount Chemical Co., Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Company changed its method of determining the cost of inventories in 1996.

March 16, 1998





                       FAIRMOUNT CHEMICAL CO., INC.

                        Statements of Operations

                 Years Ended December 31, 1997 and 1996

(Dollar amounts rounded to hundreds, except per share data)


                                       1997                    1996
                                   -----------            ------------


Net sales                          $11,911,200             $12,551,700
Cost of goods sold                   9,657,700              10,506,900
----------------------------------------------------------------------

Gross profit                         2,253,500               2,044,800

Research & development                 418,900                 484,200

Selling, general and
     administrative expenses         1,909,400               2,018,300

Restructuring charge (Note 15)         310,000                      --
----------------------------------------------------------------------

Operating loss                        (384,800)               (457,700)

Interest expense (Note 4)              129,200                  77,300
Other income (Note 8)                  (46,800)               (257,900)

Insurance proceeds (Note 16)          (171,000)                     --
----------------------------------------------------------------------

Net loss before income taxes       $  (296,200)           $   (277,100)
Provision for income taxes                  --                      --
----------------------------------------------------------------------

Net loss                           $  (296,200)           $   (277,100)
======================================================================
Basic loss per share (Note 10)     $      (.04)           $       (.03)
======================================================================

See accompanying notes to financial statements.






                         FAIRMOUNT CHEMICAL CO., INC.

                               Balance Sheets

                           December 31, 1997 and 1996

(Dollar amounts rounded to hundreds)
                                                        1997                    1996
                                                     ----------             ----------
Assets
Current Assets:
Cash                                               $    711,800            $   427,900
Accounts receivable-trade                             1,845,700              2,091,000
Inventories (Note 2)                                  1,709,600              1,662,400
Prepaid expenses                                        282,500                263,700
Other current assets                                    102,800                 57,900
--------------------------------------------------------------------------------------
Total Current Assets                                  4,652,400              4,502,900
--------------------------------------------------------------------------------------
Property, plant and equipment
  less accumulated depreciation of
  $3,934,400 and $4,336,800 in 1996 (Note 3)          4,504,400              4,775,000
Other assets (Note 7)                                    44,900                 56,000
--------------------------------------------------------------------------------------
Total Assets                                         $9,201,700             $9,333,900
======================================================================================
Liabilities and
Stockholders' Equity
Current Liabilities:
Accounts payable                                     $  499,900             $  563,500
Accrued compensation                                     55,900                 73,100
Accrued pension liability (Note 7)                      194,800                155,000
Other accrued liabilities                               127,000                 88,800
Short-term bank borrowings (Note 5)                     387,100                 60,000
--------------------------------------------------------------------------------------
Total Current Liabilities                             1,264,700                940,400
--------------------------------------------------------------------------------------
Promissory notes to affiliated parties (Note 4)       1,571,600                     --
Accrued interest to affiliated party (Note 4)                --                491,600
Long-term notes payable to affiliated party
  (Note 4)                                                   --              1,080,000
Long-term bank borrowings (Note 5)                       33,900                111,700
Accrued pension liability (Note 7)                      486,300                353,400
Stockholders' Equity
Preferred stock, par value $1 per share
  authorized - 10,000,000 shares; 5,400,000
  shares issued and outstanding  (Note 10)            5,400,000              5,400,000
Common stock, par value $1 per share
  authorized - 15,000,000 shares; 8,293,366 shares
  issued and outstanding in 1997 and 1996             8,293,400              8,293,400
Less: Treasury stock (at cost) - 500 shares                (500)                  (500)
Capital in excess of par value                        7,316,000              7,316,000
Accumulated deficit                                 (14,866,200)           (14,570,000)
Additional minimum liability (Note 7)                  (297,500)               (82,100)
--------------------------------------------------------------------------------------

Total Stockholders' Equity                            5,845,200              6,356,800
--------------------------------------------------------------------------------------

Total Liabilities and
Stockholders' Equity                                $ 9,201,700            $ 9,333,900
======================================================================================

See accompanying notes to financial statements.






                                                     FAIRMOUNT CHEMICAL CO., INC.

                                                 Statements of Stockholders' Equity

                                               Years Ended December 31, 1997 and 1996

                                                 (Dollar amounts rounded to hundreds)



                                                                 Additional      Capital                    Additional
                    Preferred Stock       Common Stock         Treasury Stock   in Excess    Accumulated     Minimum
                    Shares      Amount    Shares    Amount     Shares  Amount  of par Value   Deficit       Liability    Total
--------------------------------------------------------------------------------------------------------------------------------
Balance

December 31, 1995  5,400,000  $5,400,000  8,293,366  $8,293,400  (500)  ($500)  $7,316,000  ($14,292,900)         --  $6,716,000

Net loss for 1996                                                                               (277,100)               (277,100)

Additional minimum
liability (Note 6)                                                                                          ($82,100)    (82,100)
--------------------------------------------------------------------------------------------------------------------------------
Balance as adjusted
December 31, 1996  5,400,000  $5,400,000  8,293,366  $8,293,400  (500)  ($500)  $7,316,000  ($14,570,000)   ($82,100) $6,356,800

Net loss for 1997                                                                               (296,200)               (296,200)

Additional minimum
liability (Note 6)                                                                                          (215,400)   (215,400)
--------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 1997  5,400,000  $5,400,000  8,293,366  $8,293,400  (500)  ($500)  $7,316,000  ($14,866,200)  ($297,500) $5,845,200
================================================================================================================================

See accompanying notes to financial statements.






                   FAIRMOUNT CHEMICAL CO., INC.

                    Statements of Cash Flows

             Years Ended December 31, 1997 and 1996

              (Dollar amounts rounded to hundreds)


                                                   1997                1996
                                               -----------         ----------


Cash Flow from Operating Activities:
Net loss                                        $ (296,200)     $    (277,100)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                       721,000            869,800

Increase (decrease) from changes in:
Accounts receivable-trade                          245,300           (188,900)
Inventories                                        (47,200)           407,700
Prepaid expenses                                   (18,800)          (103,600)
Other assets                                       (33,800)           (86,900)
Accounts payable                                   (63,600)             3,300
Accrued compensation                               (17,200)           (21,900)
Other liabilities                                   (4,500)           (67,200)
-----------------------------------------------------------------------------
Cash Flow Provided by Operating Activities         485,000            535,200
-----------------------------------------------------------------------------

Cash Flow (Used in) Investing Activities:
Capital expenditures                              (450,400)          (481,200)
-----------------------------------------------------------------------------

Cash Flow From Financing Activities:
Capitalized lease obligations                           --           (230,600)
Bank borrowings                                    249,300            171,700
-----------------------------------------------------------------------------

Cash Flow (Used in)/Provided by Financing
  Activities                                       249,300            (58,900)
-----------------------------------------------------------------------------

Increase/(Decrease) in Cash                        283,900             (4,900)

Cash at Beginning of Period                        427,900            432,800
-----------------------------------------------------------------------------

Cash at End of Period                        $     711,800        $   427,900
=============================================================================
Supplemental Disclosure of Cash Flow
  Information:

Interest Paid                                $     129,200        $    77,300
                                                   =======             ======
Income taxes paid                            $          --        $        --
                                                   =======             ======

Non-Cash Transaction:

Minimum pension liability adjustment:        $     215,400        $    82,100
                                                   =======             ======

See accompanying notes to financial statements.




                       FAIRMOUNT CHEMICAL CO., INC.
                      Notes to Financial Statements

(Dollar amounts rounded to hundreds, except per share data)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Fairmount Chemical Co., Inc. ("Fairmount" or "the Company") is incorporated in the State of New Jersey and is in the business of manufacturing and distributing specialty chemicals. Fairmount is 57.8% owned by the Estate of William E. Leistner as of December 31, 1997. (See Note 16)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

REVENUE

Revenue is recognized on the date of invoice to a customer (invoices are prepared on or after the date of shipment).

CASH EQUIVALENTS

Cash equivalents are all highly liquid short-term investments with a maturity of three months or less.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. During 1996, in order to better match revenues and expenses, the Company adopted the FIFO method for inventories, which had previously been costed on the last-in, first-out (LIFO) method. The Company has applied this change in method retroactively, which resulted in a decrease in the accumulated deficit of $118,300 at that date. The impact on operations in 1996 was to increase the loss by $22,600. The effect on earnings per share in 1996 was zero. There are no general and administrative costs allocated to inventory.

PROPERTY, PLANT and EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred, and expenditures for renewals and betterments are capitalized. Gains or losses on sales or retirements are recognized in income.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 1997 and 1996, the fair values of the Company's financial instruments, principally cash and debt, approximates their carrying amount.

NOTE 2.  INVENTORIES

Inventories at December 31, consisted of:
                                             1997            1996
                                          -------------------------
Finished goods                          $ 1,452,800     $ 1,455,100
Raw materials and work in process           256,800         207,300
                                          -------------------------
                                        $ 1,709,600     $ 1,662,400
                                          =========================

The reserve for obsolete inventory was $35,400 and $87,400 at December 31, 1997 and 1996, respectively.

NOTE 3. PROPERTY, PLANT and EQUIPMENT

Property, plant and equipment, by major classification, at December 31, 1997 and 1996 is summarized as follows:

                                             1997            1996
                                          -------------------------

Land                                      $ 259,300       $ 259,300

Buildings                                 3,461,500       3,486,800

Machinery and  equipment                  4,562,500       5,210,600

Vehicles                                     66,800          66,800

Furniture and fixtures                       88,700          88,300
                                          -------------------------

                                          8,438,800       9,111,800

Less: Accumulated depreciation            3,934,400       4,336,800
                                          -------------------------

                                       $  4,504,400      $4,775,000
                                          =========================

Construction in progress of approximately $39,800 at December 31, 1997 and $57,600 at December 31, 1996 is included in machinery and equipment.



NOTE 4.  PROMISSORY NOTES/LONG-TERM PAYABLE TO AFFILIATED PARTIES

A. As of January 1, 1993 the Company owed William E. Leistner $5,603,700 (the "Leistner Loan"). At the Board Meeting following the 1993 Annual Meeting, the board approved the sale of 5,400,000 shares of cumulative convertible Preferred Stock, $1.00 par value per share, in a private transaction to Leistner, the Company's principal stockholder, in consideration of retirement of debt owed to Leistner of $5,400,000. The balance of the Leistner Loan was paid out of corporate funds of approximately $203,700 during May 1993. This transaction retired the principal of the Leistner Loan. Accrued interest of $491,600 remained. On July 2, 1997 the Company replaced the $491,600 balance of the Leistner Loan, that was due April 1, 1998, with a promissory note to the Leistner Estate for the same amount, due January 1, 2005.

B. On March 20, 1992, a Credit Facility Loan Agreement ("Credit Facility") was created with monies contributed to a fund ("the Fairmount Fund") by William E. Leistner and the Estate of Olga H. Knoepke. At that date, the Fairmount Fund provided the Company with a $2,494,000 credit facility under which all borrowings paid interest at the rate of 5% per annum. The outstanding borrowings from the Credit Facility were $1,080,000. On July 2, 1997 the Credit Facility was terminated and the Company replaced the $1,080,000 of credit facility borrowings with new promissory notes due January 1, 2005. The Leistner Estate received a note for $648,000. Three notes were issued to beneficiaries of the Knoepke Estate. These three notes were issued to the da Mota Family Partnership - $224,640, Glen da Mota - $142,560 and Lynn da Mota - $64,800.

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

The promissory note to the Leistner Estate for $491,600 is subordinated to the Company's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility. Interest paid on the promissory notes/long-term debt to affiliated parties was $94,300 in 1997. Interest paid on long-term debt to affiliated parties was $54,000 in 1996.

On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust (the "Trust"). This trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of Fairmount, as well as the promissory notes held by the Leistner Estate. (See Note 16)





                      Indebtedness to Affiliated  Parties - Non Current
                             Dec. 31                               Dec. 31                             Dec. 31
                              1995     Additions     Reductions     1996      Additions     Reductions    1997
                              ----     ---------     ----------     ----      ---------     ----------    ----

Estate of W.E. Leistner    $ 491,600      --             --    $ 491,600          --     $  491,600          --
(Leistner Loan Interest)

Fairmount Fund             1,080,000      --             --    1,080,000          --      1,080,000          --
(Leistner Estate, 60%)
(Knoepke Estate, 40%)

Promissory Notes:                                                                                --
(Leistner Estate)                                                         $  491,600                  $ 491,600

(Leistner Estate)                                                            648,000             --     648,000

(da Mota Family)                                                             224,640             --     224,640

(Glen da Mota Family)                                                        142,560             --     142,560

(Lynn da Mota)                                                                64,800             --      64,800
                           ---------   -----          -----    ---------   ---------      ---------   ---------
  Total                   $1,571,600      --             --   $1,571,600  $1,571,600     $1,571,600  $1,571,600
                           =========   =====          =====    =========   =========      =========   =========




NOTE 5.  LONG-TERM DEBT

                                           1997          1996
                                          ------        ------
Capital Expenditures Line of Credit     $ 84,500    $ 135,200
Working Capital Line of Credit           336,500       36,500
                                         -------      --------
Less Current Indebtedness                387,100       60,000
                                         -------      --------
Long Term Debt                          $ 33,900    $ 111,700
                                         =======      ========
In July 1996, the Company obtained a $1,250,000 line of credit from Summit Bank. Part of the proceeds of the borrowings during 1996 were used to eliminate outstanding capitalized lease obligations. The line of credit is comprised of two separate available balances. There is $750,000 available for working capital purposes and $500,000 available to finance capital expenditures. Interest on the borrowings are at the bank's prime rate plus 1%. Borrowings and repayments under the working capital line of credit are handled on a revolving credit basis. Borrowings against the capital expenditures line of credit are treated as a three-year note. The line of credit is subject to an annual review for renewal. The bank has been given a first security interest in the accounts receivable, inventory, and personal property of the Company.

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

On July 10, 1984, the Board of Directors amended the 1983 Plan, increasing the number of shares in the Plan by 100,000 shares. The stockholders approved this amendment on May 15, 1985. On November 29, 1988, the Board of Directors further amended the plan, effective January 1, 1987, to reflect changes made by the Internal Revenue Code of 1986 by modifying the provisions regarding the annual dollar limitation with respect to grants of options and the sequence in which stock options may be exercised. On January 29, 1991, the Board of Directors adopted a new amendment to the Plan, increasing the maximum number of shares for which options can be granted under the Plan from 175,000 shares to 350,000 shares. The stockholders approved such amendment on May 6, 1991. In addition, on March 2, 1993, the Board of Directors adopted a new amendment to the Plan, increasing the maximum number of shares for which options can be granted under the Plan from 350,000 shares to 500,000 shares. The stockholders approved such amendment on May 4, 1993.

Effective as of January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount the employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. Although pro forma disclosures of compensation expense as determined under the provisions of SFAS 123 is required, the Company has not provided such disclosures, as such. Proforma effect on net (loss) and (loss) per share is not materially different from reported net (loss) and (loss) per share in 1997 and 1996, respectively. The current effect of applying SFAS 123 may not be representative of the effects on reported net income/(loss) for future years.



Stock option transactions for the years ended December 31, 1997 and 1996 under the plans were as follows:

                           1997                         1996
-------------------------------------------------------------------
                    Shares       Price           Shares       Price
Outstanding
at beginning
of the year        164,000       $1.00          222,000       $1.00

Granted                 --          --               --          --

Forfeited          (59,500)      $1.00          (58,000)      $1.00

Expired            (32,000)      $1.00               --       $1.00
-------------------------------------------------------------------
Outstanding
at end
of the year         72,500       $1.00          164,000       $1.00
-------------------------------------------------------------------

Exercisable         72,500       $1.00          164,000       $1.00
===================================================================

All stock options outstanding as of December 31, 1997 and 1996 are exercisable at $1.00 per share. The average life of stock options outstanding as of December 31, 1997 and 1996 is four and five years respectively.

NOTE 7. PENSION PLAN

The Company has a defined benefit pension plan covering all of its employees. The benefits are based on years of service and the employees' compensation. The Company's funding policy is to contribute annually the statutory minimum. In 1997, the Company made contributions of $141,000 and $53,500 for the plan years of 1997 and 1996, respectively. In 1996 the Company made contributions of $90,000 and $21,000 for the plan years 1996 and 1995, respectively. Assets of the plan are held by an insurance company in guaranteed annuity contracts.

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1997 and 1996.

Actuarial data related to plan obligations:
Disclosure of plan obligation:
                                            1997            1996
                                           -----           -----

Vested benefit obligation              $ 3,574,000     $ 3,268,900
                                         ---------       ---------
Accumulated benefit obligation         $ 3,663,400     $ 3,350,500
                                         ---------       ---------

Projected benefit obligation           $(3,880,700)    $(3,525,600)

Plan assets, fair value                  2,982,300       2,842,100
                                         ---------       ---------

Funded status                             (898,400)       (683,500)
Remaining unrecognized net obligation
  at adoption of SFAS No. 87                44,200          55,300
Unrecognized prior service cost            (68,300)        (81,700)
Unrecognized net loss                      583,100         338,900
Additional minimum liability              (341,700)       (137,400)
                                         ---------       ---------

Accrued pension liability              $  (681,100)    $  (508,400)
                                         =========       =========
Current portion                        $   194,800     $   155,000
Long-term portion                      $   486,300     $   353,400

Included in other assets is an associated intangible pension asset of $44,200 in 1997 and $55,300 in 1996.



Net pension cost included in operating results for 1997 and 1996 amounted to $162,900 and $171,100, respectively, and was comprised of the following:
                                            1997            1996
                                           -----           -----

Service cost                             $ 136,200       $ 139,700

Interest cost on projected benefit
  obligation                               255,100         241,200

Return on plan assets                     (156,300)       (167,500)

Net amortization and deferral              (72,100)        (42,300)
                                         ---------       ---------

Total net pension cost                   $ 162,900       $ 171,100
                                         =========       =========

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0 percent and 5 percent, respectively, as of December 31, 1997 and 7.5 percent and 5 percent, respectively, as of December 31, 1996. The expected long-term rate of return on assets was 8 percent for the measurement period ending on each of those dates.

The provisions of SFAS No. 87, "Employees Accounting for Pensions", requires recognition in the balance sheet of an additional minimum liability when accumulated benefits are in excess of plan assets. The Company recorded a net adjustment of $204,300, to recognize the additional minimum liability in 1997. The adjustment had no effect on 1997 operations but was accounted for as a further reduction of stockholders' equity and the reduction of an intangible pension asset established in 1996.

NOTE 8. SUPPLEMENTARY (INCOME) AND EXPENSE STATEMENT INFORMATION

                                           Year Ended December 31
                                          ----------------------
                                           1997              1996
                                        -----------      -----------

Maintenance and repairs                   $ 723,700        $ 782,000

Licensing Fee                             $      --        $(175,000)

Taxes, other than income
and payroll taxes                         $ 137,900        $ 152,500

Duty drawback                             $      --        $ (46,500)

Duty drawback, included in Other (income), was primarily due to the receipt of prior year customs duty refunds. Duty drawback is a refund of customs duty paid on imported raw materials, which are converted to finished products and subsequently exported.

In October 1996, the Company entered into an exclusive agreement with a third party to license certain technology and provide certain other information for a period of ten years. Consideration received under this agreement is included in other income. The impact of the licensing of this technology on the future operations of the Company is immaterial.



NOTE 9. INCOME TAXES (BENEFITS)

The Company has not provided for any federal or state income taxes for the years ended December 31, 1997 and December 31, 1996 due to net operating losses utilized.

Income tax expense for the years ended December 31, 1997 and 1996 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of the following:

                                             1997             1996
                                         -----------      -----------

Computed "expected" tax (benefit)          $ (70,900)       $ (94,200)
State tax net of federal benefit             (12,400)         (16,400)
Loss of state net operating loss
  carryforwards                              123,000               --
Change in valuation allowance                (46,400)         108,600
Non-deductible penalties                       4,700               --
Non-deductible travel and entertainment        2,000            2,000
                                             =======          =======
                                           $      -0-       $      -0-
                                             =======          =======

The temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below.

                                             1997            1996
                                         -----------      -----------

Deferred tax assets:
 Involuntary conversion                  $    64,000       $       --
 Restructuring                                12,700               --
 Pension                                     145,800          158,500
 Interest                                    196,600          196,600
 Inventory                                    85,200           97,700
 Research and development tax credits        434,000          434,000
 Net operating loss - state                  127,200          246,300
 Net operating loss - federal              4,201,000        4,189,000
                                         -----------      -----------
Total tax assets                           5,266,500        5,322,100
Valuation allowance                        5,049,800        5,096,200
                                         -----------      -----------
Net deferred tax assets                      216,700          225,900
Deferred tax liability:
 Depreciation deferred tax credit           (216,700)        (225,900)
                                         ===========      ===========
Net deferred tax asset                   $        -0-      $       -0-
                                         ===========      ===========

The Company has federal net operating loss carryforwards of approximately $12,356,200 which expire through the year 2007.

NOTE 10. (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (the
"FASB") issued Statement of Financial Accounting Standards ("SFAS")
No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 became effective for financial statements for both interim and annual periods ending after December 15, 1997. It also required all prior period earnings per share data presented to be restated. Under SFAS 128, basic earnings per share are based on the net loss of the Company since there were no preferred dividends paid in 1997 or 1996. The net loss of the Company is divided by the weighted average number of shares of common stock outstanding (based on 8,293,366 in both 1997 and 1996). Common stock equivalents include principally convertible preferred stock at December 31, 1997 and 1996, respectively. Because the company reported losses in 1997 and 1996, the conversion of the preferred stock is not assumed, as the result is anti-dilutive.Common stock equivalents include shares outstanding under stock option plans and preferred stock, as converted to common stock in the ratio of one-to-one. The Company had 5,400,000 shares of convertible preferred stock outstanding in 1997 and 1996 which are dilutive. The exercise price exceeded the average market price for all of the outstanding stock options of the Company during both 1997 and 1996 and therefore are not dilutive.

NOTE 11.  STOCK PURCHASES AND DISTRIBUTIONS

On May 4, 1993, the Company converted $5,400,000 of amounts due Leistner to equity by issuing Leistner 5,400,000 shares of cumulative convertible preferred stock at $1.00 per share. This transaction was approved by the Board of Directors. The preferred stock is convertible into common stock on a one-for-one basis. Dividends, as declared and determined by the Board from time to time, are cumulative. There were no dividends declared during 1997 and 1996. In the event of involuntary liquidation, each preferred shareholder be entitled to cash payment, at par value plus declared but unpaid dividends in preference over the common stockholders. There are no restrictions on retained earnings.

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

NOTE 13. FOREIGN SALES AND MAJOR CUSTOMERS

The business of the Company is the manufacturing and distribution of chemical products, principally to customers in the domestic market. Export sales in 1997 and 1996 amounted to $4,751,300 and $5,414,400, respectively. In 1997 and 1996, two customers accounted for approximately 23.2% and 26.6% of sales, respectively.

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

The Company has no knowledge of contamination of soil on the premises. There are no underground storage tanks on the Company's property. The Company's manufacturing effluent system is connected to an above ground piping system. The effluent is discharged to the local sewage commission. In 1996, the Company received a complaint alleging discharges of benzene in excess of the permissible limits on two separate occasions during 1996. In 1997, the company received complaints alleging discharges of methylene chloride in excess of the permissible limits on two separate occasions. Fines associated with this complaint are not material to the results of operations or financial position of the Company.

It is the Company's policy to accrue and charge against operations, environmental clean-up costs when it is probable that a liability has been incurred and an amount is reasonably estimable. In this regard, environmental compliance, waste disposal and regulatory fees aggregated $210,300 and $84,600 in 1997 and 1996 respectively. These costs are included in general and administrative expenses.


During the second quarter of 1997, the Company received notice of two claims for personal injuries to individuals working at a location adjacent to the Company's property. The injuries were allegedly sustained as a result of the March 25 explosion of the Company's property. The Company has not received details as to the extent of the injuries or for a dollar value of the claims.

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

NOTE 15. SECOND QUARTER 1997 RESTRUCTURING

During the second quarter of 1997 the Company's management conducted a review of operations and of the financial condition of the Company and concluded that it was necessary to implement a restructuring of the organization. As a result, in May, the Company reduced the workforce by eighteen salaried and hourly employees. The Company also decided to discontinue the manufacturing of a number of small volume products that were no longer profitable to produce. Net income for the year includes a restructuring charge of $310,000 for severance, early retirement and accrued vacation time.

NOTE 16. SUBSEQUENT EVENTS

On January 28, 1998 the Company received a payment of $1,140,100 from its property insurance carrier as part of the settlement for the property damages sustained from the March 25, 1997 dryer explosion. This payment is in addition to a $200,000 initial payment received during the second quarter of 1997. The Company is continuing to negotiate with its carrier for an additional amount in final settlement of its claim. The amount the Company is negotiating for is somewhere between the two amounts already received. The outcome of the final resolution of this claim is uncertain. The destroyed assets, principally property, plant and equipment, were fully depreciated at the time of the incident.

On January 13, 1998, Mr. Todd K. Walker resigned as President, Chief Executive Officer, Chairman of the Board of Directors and as a director of Fairmount Chemical Co., Inc. Dr. Reidar Halle, a director of the Company, was retained to serve as Chief Executive Officer of the Company on an interim basis until a President and Chief Executive Officer is chosen by the Board. Mr. Howard R. Leistner, also a director of the Company, was appointed as Chairman of the Board.

It is expected that in April, 1998 the transfer of 4,789,200 of common shares and 5,400,000 of preferred shares of the Company's stock will be executed from the Estate of William E. Leistner to the Howard R. Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust. This trust will terminate on June 19, 2002. Howard R. Leistner, Hedi Mizrack and Gilbert Leistner are William E. Leistner's children.



Item 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers and Control Persons of the
Issuer, Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's 1998 Definitive Proxy
Statement.

Item 10. Executive Compensation

Incorporated by reference to the Company's 1998 Definitive Proxy
Statement.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

Incorporated by reference to the Company's 1998 Definitive Proxy
Statement.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference to the Company's 1998 Definitive Proxy
Statement.

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

(4) Letter Agreement extending the date for maturity of current indebtedness to the Fairmount Fund and the Estate of Leistner to April 1, 1998 attached to Form 10-KSB for the fiscal year ending
December 31, 1996. (Exhibit 4(a)).

(4) Employment agreement between Todd K. Walker (Employee) and Fairmount Chemical Co., Inc. (Employer), attached to Form 10-KSB for the fiscal year ending December 31, 1994 as Exhibit 4(b).

(4) Termination of the 1992 Credit Facility Loan Agreement attached to this Form 10-KSB for the fiscal year ending December 31, 1997 as
Exhibit 4(a).

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

(25) Letter by KPMG Peat Marwick LLP, Independent Certified Public Accountants, attached to Form 10-KSB for the fiscal year ending
December 31, 1996 as Exhibit 25, sequentially numbered page 36.

(b) Reports on Form 8-K during the last quarter of 1997 - None.



SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FAIRMOUNT CHEMICAL CO., INC.
                              Registrant


                              By: S/Reidar T. Halle
                                     Chief Executive Officer and
                                     President


                              By: S/James F. Gilday
                                 Vice President, Treasurer,
                                 Chief Financial Officer and Secretary


In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature              Title                                    Date

S/Howard R. Leistner   Chairman of the Board                April 1, 1998
(Howard R. Leistner)


S/Dr. Reidar T. Halle  Director, Chief Executive Officer,   April 1, 1998
(Dr. Reidar T. Talle)  President


S/James F. Gilday      Director, Vice President, Treasurer  April 1, 1998
James F. Gilday        Chief Financial Officer and Secretary



                                        EXHIBIT 24



CONSENT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Fairmount Chemical Co., Inc.




We consent to incorporation by reference in the Registration Statements Nos. 2-84988 and 2-99610 on Form S-8 of Fairmount Chemical Co., Inc. of our report dated March 16, 1998, relating to the balance sheets of Fairmount Chemical Co., Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, which report appears in the December 31, 1997 annual report on Form 10-KSB of Fairmount Chemical Co., Inc. Our report refers to a change to the FIFO method of valuing inventory.



New York, New York
March 16, 1998


Insert letter here!