Form 10QSB
period 1998-03-31
FAIRMOUNT CHEMICAL CO INC
filed 1998-05-13
CIK 34296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   March 31, 1998
                              ---------------------------------

Commission file Number                                 1-4591
                                                       ------

                  FAIRMOUNT CHEMICAL CO., INC.
                  ----------------------------
(Exact name of registrant as specified in its charter.)

           New Jersey                                    22-0900720
           ----------                                    ----------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                   Identification No.)

117 Blanchard Street, Newark, NJ                           07105
----------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code: (973)-344-5790
                                                    -----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES [ X ] NO [ ]



    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value - 8,292,866 shares as of May 7, 1998.

     Transitional small business disclosure format (check one):

                                YES [ ] NO [ X ]

                          PART I. FINANCIAL INFORMATION

                          FAIRMOUNT CHEMICAL CO., INC.

               Statements Of Income (Loss) and Accumulated Deficit

               For The Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

(Dollar amounts rounded to hundreds, except per share data)

                                                     1998                               1997
                                                     ----                               ----

Net Sales                                          $3,217,800                          $3,156,800
   Cost of goods sold                               2,465,600                           2,742,000
   ------------------                               ---------                           ---------
Gross Profit                                          752,200                             414,800

Research & development                                 85,000                             116,600

Selling, general and
   administrative expense                             467,000                             509,000
   ----------------------                             -------                             -------

Operating income/(loss)                               200,200                            (210,800)

Interest expense                                       35,900                              19,000
Other expense (income)                                (16,300)                                900
Insurance proceeds                                 (1,140,100)                                 --
-------------------                                 -----------                        ----------
Net  Income/(loss) before provision for             1,320,700                            (230,700)
   income taxes

Provision for income taxes                                 --                                  --
--------------------------                          ----------                          ---------

Net Income/(loss)                                  $1,320,700                          $ (230,700)

Accumulated Deficit
   Balance December 31                            (14,866,200)                        (14,570,000)
   -------------------                            ------------                       -------------

Accumulated Deficit
   Balance March 31                              $(13,545,500)                       $(14,800,700)
   ================                              =============                       ============

Basic earnings per share                          $    .16                           $   (.03)
========================                           ========                           ========


Diluted earnings per share                        $    .10                           $   (.03)
==========================                         ========                           ========

See Accompanying Notes to Financial Statements

                          FAIRMOUNT CHEMICAL CO., INC.

                                 Balance Sheets
(Dollar amounts rounded to hundreds)

                                                            March 31, 1998                 December 31, 1997
                                                                                (Unaudited)
Assets
   Current Assets:

   Cash                                                  $    1,930,200                      $   711,800
   Accounts receivable-trade                                  1,874,200                        1,845,700
   Inventories                                                2,171,900                        1,709,600
   Prepaid expenses                                             290,000                          282,500
   Other current assets                                          97,200                          102,800
   --------------------                                          ------                          -------
   Total Current Assets                                       6,363,500                        4,652,400
   --------------------                                      ----------                        ---------
   Property, plant and equipment
     less accumulated depreciation of
     $4,114,400 and $3,934,400                                4,353,400                        4,504,400
   Other assets                                                  44,900                           44,900
   -----------------------                                    ---------                        ---------
Total Assets                                                $10,761,800                       $9,201,700
============                                               ============                      ===========

Liabilities and
Stockholders' Equity
Current Liabilities:
   Accounts payable                                        $    845,700                      $   499,900
   Accrued compensation                                          95,400                           55,900
   Other pension liability                                      185,400                          194,800
    Other accrued liabilities                                   203,200                          127,000
    Short-term bank borrowings                                  187,100                          387,100
   ----------------------------                                 -------                          -------
   Total Current Liabilities                                  1,516,800                        1,264,700
   -------------------------                              -------------                   --------------
   Promissory Notes to affiliated parties                     1,571,600                        1,571,600
   Long-term bank borrowings                                     21,200                           33,900
   Accrued pension liability                                    486,300                          486,300
Stockholders' Equity
   Preferred stock, par value $1 per share
     authorized - 10,000,000 shares;  5,400,000
     shares issued and outstanding                            5,400,000                        5,400,000
   Common stock, par value $1 per share
     authorized - 15,000,000 shares; 8,293,366 shares
     issued and outstanding in 1998 and 1997                  8,293,400                        8,293,400
   Less:  Treasury stock (at cost) - 500 shares                    (500)                            (500)
   Capital in excess of par value                             7,316,000                        7,316,000
   Accumulated deficit                                      (13,545,500)                     (14,866,200)
   Additional minimum liability                                (297,500)                        (297,500)
   -----------------------------                               ---------                        ---------

   Total Stockholders' Equity                                 7,165,900                        5,845,200
   ----------------------------                              ----------                        ---------

Total Liabilities and
Stockholders' Equity                                       $ 10,761,800                      $ 9,201,700
=====================                                      ============                      ===========

See accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                            Statements of Cash Flows

               For The Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

(Dollar amounts rounded to hundreds)

                                                                    1998              1997
                                                                    ----              ----
Cash Flow From Operating Activities:
   Net income/(loss)                                            $  1,320,700      $    (230,700)
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                                      180,000            143,800

Increase (decrease) from changes in:
   Accounts receivable-trade                                         (28,500)           22,200
   Inventories                                                      (462,300)         (306,800)
   Prepaid expenses                                                   (7,500)             (500)
   Other assets                                                        5,600            11,400
   Accounts payable                                                  345,800           371,300
   Accrued compensation                                               39,500            52,000
   Other liabilities                                                  66,800           (11,300)
   -----------------                                              -----------         ---------
Cash Flow  Provided  by Operating Activities                       1,460,100            51,400
--------------------------------------------                      -----------         ---------

Cash Flow Used in Investing Activities:
   Capital expenditures                                              (29,000)         (117,100)
   --------------------                                           -------------       ---------

Cash Flow Used in Financing Activities:
   Bank loan                                                        (212,700)          (12,700)
   ---------------                                                   ---------         --------
   Net Cash Used in Financing Activities                            (212,700)          (12,700)
   -------------------------------------                         -------------         --------

Increase/(Decrease) in Cash                                        1,218,400           (78,400)


Cash at Beginning of Period                                          711,800           427,900
---------------------------                                          --------          -------

Cash at End of Period                                           $  1,930,200       $   349,500
=====================                                            ============       ===========

Supplemental Disclosure of Cash Flow Information:

Interest paid                                                   $     35,900       $    19,000
                                                                      =======           ======

Income taxes paid                                               $        --        $     --
                                                                     ========      ==========

See accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

Note 1.  Summary of Significant Accounting Policies
-------  ------------------------------------------

ORGANIZATION

         The accompanying financial statements, which should be read in conjunction with the financial statements of Fairmount Chemical Co., Inc. ("the Company") included in the 1997 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the 1998 presentation.

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

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at March 31, 1998 and 1997 for that portion of deferred tax assets which are not presently considered more likely than not to be realized.

FINANCIAL STATEMENTS

         The statements of income (loss) and accumulated deficit for the three months ended March 31, 1998 and 1997, the statements of cash flows for the three months ended March 31, 1998 and 1997, and the balance sheet as of March 31, 1998 are unaudited. The balance sheet as of December 31, 1997 is audited.

Note 2.  Earnings Per Share
---------------------------

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 became effective for financial statements for both interim and annual periods ending after December 15, 1997. It also required all prior period earnings per share data presented to be restated. Under SFAS 128, basic earnings per share are based on the net income/(loss) of the Company since there were no preferred dividends paid in the periods ending March 31,1998 or March 31, 1997. The net income of the Company for the period ending March 31, 1998 is divided by the weighted average number of shares of common stock outstanding adjusted for dilutive common stock equivalents. Common stock equivalents include shares outstanding under stock option plans and preferred stock, as converted to common stock in the ratio of one-to-one. The share base for the period ending March 31, 1998 was 13,693,366 (based on 8,293,366 of common shares and 5,400,000 of convertible preferred shares). The net loss of the Company for the period ending March 31, 1997 is divided by only the weighted average number of shares of common stock outstanding (8,293,366 shares). Due to the Company reporting a loss for the period ending March 31, 1997, the conversion of the preferred stock is not assumed as the result is anti-dilutive. The exercise price exceeded the average market price for all of the outstanding stock options of the Company during the periods ending March 31, 1998 and March 31, 1997 and therefore, it is not assumed that any options are exercisable for purposes of calculating earnings per share.

Note 3.  Long Term Debt To Affiliated Parties
---------------------------------------------

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

         The promissory note to the Leistner Estate for $491,600 is subordinated to the Company's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility. Interest paid on the promissory notes/long-term debt to affiliated parties was $27,500 and $15,000 for the three months ended March 31, 1998 and March 31, 1997, respectively.


         On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust (the "Trust"). The Trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of Fairmount Chemical, as well as the promissory notes held by the Leistner Estate. The Trust will terminate on June 19, 2002.

         All loans payable and future borrowings under the Credit Facility have been collateralized by the accounts receivable and machinery and equipment of the Company.

Note 4.  Majority Stockholder
-----------------------------

         The Howard R. Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust owns approximately 57.8% of the common stock of the Company. Howard R. Leistner, Hedi Mizrack and Gilbert Leistner each have sole voting and investment power over 1,596,400 common shares of the total of 4,789,200 of common shares held in the Trust. The Trust also owns all 5,400,000 outstanding shares of the cumulative convertible preferred stock.

Note 5.  Inventory
------------------

     Inventories at March 31, 1998 and December 31, 1997 consisted of the following:

                                March 31, 1998       December 31, 1997
                                ---------------      -----------------

            Finished Goods        $1,662,000           $  1,452,800
            Raw Material             509,900                256,800
                                 -------------          -----------
                                  $2,171,900           $  1,709,600
                                 ============           ===========

Note 6.  Contingencies
-------  -------------

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

                          FAIRMOUNT CHEMICAL CO., INC.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                 March 31, 1998

Liquidity and Capital Resources
-------------------------------

         To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. The line of credit is due for renewal during the second quarter of 1998. Management is not aware of any issue that would violate the covenants in the credit agreement with Summit Bank or prevent the renewal of the Company's line of credit.

         The Company's working capital increased by $1,412,000 in the first three months of 1998 compared to a decrease of $216,700 for the same period in 1997. The increase was primarily due to a payment of $1,140,100 received form the Company's property insurance carrier as part of the settlement for the property damages sustained from a dryer explosion during March, 1997. Also contributing to the increase in working capital was higher inventory - $462,300 and lower bank borrowings - $200,000. The inventory was higher due to increased production of two major products. One product's production was increased to avoid projected production bottlenecks around mid-year and the other product's inventory was higher due to a large scheduled shipment due to be made early in the second quarter of 1998. Bank borrowings were lower during the first quarter of 1998 as the Company paid down some of its borrowings from the working capital line of credit. The increase in working capital in these areas was partially offset by higher accounts payable - $345,800 and higher other accrued expenses - $76,200. Accounts payable were higher due to the Company's biweekly check run not being due to go out until early in the month of April. Other accrued expenses increased due mainly to the accrual of plant shutdown expenses for a planned two week maintenance shutdown during July. As a result of this plant maintenance shutdown, shipments will be curtailed during July. This accrual more evenly matches revenues with expenses, by allocating the two weeks of payroll costs during the July shutdown to the other months of the year.

         On January 13, 1998, Mr. Todd K. Walker resigned as President, Chief Executive Officer, Chairman of the Board of Directors and as a director of Fairmount Chemical Co., Inc. Dr. Reidar Halle, a director of the Company, was retained to serve as Chief Executive Officer of the Company on an interim basis until an employment agreement is negotiated. Howard R. Leistner, also a director of the Company, was appointed as Chairman of the Board. One of the current directors, James F. Gilday, declined to stand for reelection at the Company's upcoming annual meeting of shareholders. The Company has not identified a successor at this time, and there will be a vacancy on the Board in the interim.

         The Company's capital expenditures in 1998 have been for the purchase of computers, production pumps and filters and a laboratory effluent system.

Results of Operations
---------------------

         Net sales for the first three months of 1998 were $3,217,800, an increase of $61,000 or 1.9% versus the same period in 1997. The increase in net sales was primarily due to an increase in sales volumes of imaging chemicals - $573,500; partially offset by lower volumes of specialty chemicals - $298,200, lower volumes and prices of polymer additives - $117,500 and lower volumes, partially offset by higher prices of hydrazine derivatives - $52,900 and hydrazine blends - $43,900.


         The gross profit for the first three months of 1998 was $752,200 an increase of $337,400 or 81.3% versus the same period in 1997. The increase was mainly due to the higher sales volume of high margin imaging chemicals, coupled with lower manufacturing payroll expenses due to the Company restructuring during the second quarter of 1997; partially offset by lower volumes of specialty chemicals, polymer additives and hydrazine derivatives, coupled with higher environmental expenses mainly due to increased waste disposal costs.

         Research   and   development   expenses   and   selling,   general  and
administrative expenses decreased due to reductions in payroll expenditures due to the restructuring during the second quarter of 1997.

         Interest expense was higher during the first quarter of 1998 versus 1997 due to an increase of 1% in the interest rate on the remaining debt owed to affiliated parties per the new promissory note agreements, coupled with higher bank borrowings for most of the first quarter of 1998 from the Company's working capital line of credit.

         During January, 1998 the Company received a payment of $1,140,100 from its property insurance carrier as part of the settlement for the property damages sustained from a March, 1997 dryer explosion. This payment was an addition to a $200,000 initial payment received during the second quarter of 1997. The Company is continuing to negotiate with its carrier for an additional amount in final settlement of this claim. The amount the Company is negotiating for is somewhere between the two amounts already received. The outcome of the final resolution of this claim is uncertain. For the period ending March 31, 1998 the effect of the $1,140,100 payment on basic earnings per share and diluted earnings per share was $.14 per share and $.08 per share, respectively.

         Basic earnings and diluted earnings per share for the period ending March 31, 1998, excluding the receipt of the $1,140,100 of insurance proceeds was $.02 per share and $.01 per share, respectively.

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at March 31, 1998 and 1997 for that portion of deferred tax assets which are not presently considered more likely than not to be realized.

PART II - OTHER INFORMATION


Reports on Form 8-K


A report on Form 8-K, dated January 13, 1998, was filed during the first quarter of 1998, reporting the resignation of Todd K. Walker as President, Chief
Executive Officer, Chairman of the Board of Directors and as a director of Fairmount Chemical Co., Inc. Dr. Reidar Halle, a director of the Company was retained at this time to serve as Chief Executive Officer of the Company on an interim basis until a President and Chief Executive Officer was chosen by the Board. Howard R. Leistner, also a director of the Company, was appointed Chairman of the Board.

                          FAIRMOUNT CHEMICAL CO., INC.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               FAIRMOUNT CHEMICAL CO., INC.
                                               ----------------------------
                                                         Registrant








May 7, 1998                               S/Dr. Reidar Halle
-----------                               ------------------
Date                                      Dr. Reidar Halle

                                          Chief Executive Officer and President




May 7, 1998                               S/James F. Gilday
-----------                               -----------------
Date                                      James F. Gilday
                                          Chief Financial Officer &
                                          Secretary