Form 10QSB
period 1998-06-30
FAIRMOUNT CHEMICAL CO INC
filed 1998-08-11
CIK 34296

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB





Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   June 30, 1998

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


                     YES [X]           NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value - 8,292,866 shares as of May 7, 1998

     Transitional small business disclosure format (check one);

                                YES [ ]  NO [ X ]

                                                                     Page 2
                                                                     Form 10-QSB

                          PART I. FINANCIAL INFORMATION

                          FAIRMOUNT CHEMICAL CO., INC.

                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

         For The Three Months and Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


(Dollar amounts rounded to hundreds, except per share data)


                                                1998                                1997

                                    Three Months     Six Months        Three Months       Six Months
Net Sales                              $3,427,600     $6,645,400         $3,440,200        $6,597,000
Cost of goods sold                      2,670,200      5,135,800          2,954,500         5,629,600
-----------------------------------------------------------------------------------------------------
Gross Profit                              757,400      1,509,600            485,700           967,400

Research                                   99,900        184,900            118,900           235,500
Selling, general and
  administrative expense                  479,400        946,400            455,000         1,030,900
  ---------------------------------------------------------------------------------------------------
Operating Income (Loss)                   178,100        378,300            (88,200)         (299,000)

Interest (Income) Expense                  32,500         68,400             19,000            36,200
Restructuring charge                            -              -            330,000           330,000
Insurance proceeds                              -     (1,140,100)          (200,000)         (200,000)
Other (Income) Expense                     (7,600)       (23,900)            11,500            14,200
-----------------------------------------------------------------------------------------------------
Net Income (Loss) Before
  Provision for Income Taxes              153,200      1,473,900           (248,700)         (479,400)

Provision for Income Taxes                      -              -                  -                 -
-----------------------------------------------------------------------------------------------------
Net income(Loss)                          153,200      1,473,900           (248,700)         (479,400)

Accumulated Deficit
  Beginning of Period                 (13,545,500)   (14,866,200)       (14,800,700)      (14,570,000)
  ----------------------------------------------------------------------------------------------------

Accumulated Deficit
  End of Period                      $(13,392,300)  $(13,392,300)      $(15,049,400)     $(15,049,400)
  ====================================================================================================

Basic Earnings per share             $        .02   $        .18       $       (.03)     $       (.06)
  ----------------------------------------------------------------------------------------------------

Diluted Earnings per share           $        .01   $        .11       $       (.03)      $      (.06)
  ----------------------------------------------------------------------------------------------------

See Accompanying Notes to Financial Statements.

                                                                     Form 10-QSB

                          FAIRMOUNT CHEMICAL CO., INC.

                                 BALANCE SHEETS


(Dollar amounts rounded to hundreds)

                                                           June 30, 1998               December 31, 1997
                                                          --------------               -----------------
                                                             (Unaudited)
ASSETS
   CURRENT ASSETS:
   Cash                                                  $    2,021,400                      $   711,800
   Accounts receivable-trade                                  2,154,600                        1,845,700
   Inventories (Note 5)                                       2,089,000                        1,709,600
   Prepaid expenses                                             159,100                          282,500
   Other current assets                                         103,800                          102,800
   -----------------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                       6,527,900                        4,652,400
   -----------------------------------------------------------------------------------------------------
   Property, plant and equipment
     less accumulated depreciation of
     $4,294,400 and $3,934,400                                4,283,000                        4,504,400
   Other assets                                                  44,900                           44,900
   -----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $10,855,800                       $9,201,700
========================================================================================================

LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                         $   757,800                      $   499,900
   Accrued compensation                                          60,300                           55,900
   Pension liability                                            269,900                          194,800
   Other accrued liabilities                                    298,100                          127,000
   Short-term bank borrowings                                   187,100                          387,100
   -----------------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                  1,573,200                        1,264,700
   -----------------------------------------------------------------------------------------------------

   Promissory Notes to affiliated parties                     1,571,600                        1,571,600
   Long-term bank borrowings                                      8,600                           33,900
   Pension liability                                            383,300                          486,300
STOCKHOLDERS' EQUITY
   Preferred stock, par value $1 per share
     authorized - 10,000,000 shares;  5,400,000
     shares issued and outstanding                            5,400,000                        5,400,000
   Common stock, par value $1 per share
     authorized - 15,000,000 shares; 8,293,366 shares
     issued and outstanding in 1998 and 1997                  8,293,400                        8,293,400
   Less:  Treasury stock (at cost) - 500 shares                    (500)                            (500)
   Capital in excess of par value                             7,316,000                        7,316,000
   Accumulated deficit                                      (13,392,300)                     (14,866,200)
   Additional minimum pension liability                        (297,500)                        (297,500)
   ------------------------------------------------------------------------------------------------------

   TOTAL STOCKHOLDERS' EQUITY                                 7,319,100                        5,845,200
   -----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $ 10,855,800                      $ 9,201,700
========================================================================================================

See accompanying Notes to Financial Statements.

                                                                     Page 4
                                                                     Form 10-QSB


                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF CASH FLOWS

                 For The Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

(Dollar amounts rounded to hundreds)


                                                                       1998             1997
                                                                       ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                          $     1,473,900       $  (479,400)
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                                       360,000           323,800

Increase (decrease) from changes in:
   Accounts receivable-trade                                         (308,900)         (148,600)
   Inventories                                                       (379,400)          162,900
   Prepaid expenses                                                   123,400           (44,400)
   Other current assets                                                (1,000)            7,700
   Accounts payable                                                   257,900           177,700
   Accrued compensation                                                 4,400           (21,500)
   Other liabilities                                                  143,200           155,000
   --------------------------------------------------------------------------------------------
Cash Flow Provided By Operating Activities                          1,673,500           133,200
-----------------------------------------------------------------------------------------------

CASH FLOW (USED IN) INVESTING ACTIVITIES:
   Capital expenditures                                              (138,600)         (331,700)
   --------------------------------------------------------------------------------------------
   Net Cash Used in Investing Activities                             (138,600)         (331,700)
   --------------------------------------------------------------------------------------------

CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:
   Bank borrowings                                                   (225,300)          274,600
   --------------------------------------------------------------------------------------------
   Net Cash (Used in) Provided By Financing Activities               (225,300)          274,600
   --------------------------------------------------------------------------------------------

INCREASE IN CASH                                                    1,309,600            76,100

Cash at Beginning of Period                                           711,800           427,900
-----------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                          $    2,021,400        $  504,000
===============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                   $       68,400         $ 38,000
                                                                        ======           ======
Income taxes paid                                               $            -         $      -
                                                                    ==========           ======


See accompanying Notes to Financial Statements.

                                                                     Page 5
                                                                     Form 10-QSB

                          FAIRMOUNT CHEMICAL CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

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

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at June 30, 1998 and 1997 for that portion of deferred tax assets which are not presently considered more likely than not to be realized.

FINANCIAL STATEMENTS

         The statements of income and accumulated deficit for the three months and six months ended June 30, 1998 and 1997, the statements of cash flows for the six months ended June 30, 1998 and 1997, and the balance sheet as of June 30, 1998 are unaudited. The balance sheet as of December 31, 1997 is audited.

                                                                     Page 6
                                                                     Form 10-QSB
Note 2.  Earnings Per Share

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 became effective for financial statements for both interim and annual periods ending after December 15, 1997. It also required all prior period earnings per share data presented to be restated. Under SFAS 128, basic earnings per share are based on the net income/(loss) of the Company since there were no preferred dividends paid in the three and six month periods ending June 30, 1998 and June 30, 1997. The net income of the Company for the three and six month periods ending June 30, 1998 is divided by the weighted average number of shares of common stock outstanding adjusted for dilutive common stock equivalents. Common stock equivalents include shares outstanding under stock option plans and preferred stock, as converted to common stock in the ratio of one-to-one. The share base for the three and six month periods ending June 30, 1998 was 13,693,366 (based on 8,293,366 of common shares and 5,400,000 of convertible preferred shares). The net loss of the Company for the three and six month periods ending June 30, 1997 is divided by only the weighted average number of shares of common stock outstanding (8,293,366 shares). Due to the Company reporting a loss for the periods ending June 30, 1997 and March 31, 1997, the conversion of the preferred stock is not assumed as the result is anti-dilutive. The exercise price exceeded the average market price for all of the outstanding stock options of the Company during the three and six month periods ending June 30, 1998 and June 30, 1997 and therefore, it is not assumed that any options are exercisable for purposes of calculating earnings per share. Stock options of 72,500 were outstanding as of June 30, 1998 and June 30, 1997, respectively.

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

                                                                     Page 7
                                                                     Form 10-QSB



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

         The promissory note to the Leistner Estate for $491,600 is subordinated to the Company's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility. Interest paid on the promissory notes/long term debt to affiliated parties was $55,000 and $24,000 for the six months ended June 30,1998 and June 30,1997, respectively. Interest paid on the promissory notes/long-term debt to affiliated parties was $27,500 and $9,200 for the three months ended June 30, 1998 and June 30, 1997, respectively.

         On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust (the "Trust"). This trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of Fairmount Chemical, as well as the promissory notes held by the Leistner Estate. This trust will terminate on June 19, 2002.

         The Company has a $1,250,000 line of credit from Summit Bank. The line of credit is comprised of two separate available balances. There is $750,000 available for working capital purposes and $500,000 available to finance capital expenditures. Interest on the borrowings are at the bank's prime rate plus 1%. Borrowings and repayments under the working capital line of credit are handled on a revolving credit basis. Borrowings against the capital expenditure line of credit are treated as a three-year note. The line of credit is subject to an annual review for renewal. The bank has been given a first security interest in the accounts receivable, inventory and personal property of the company. The line of credit was renewed during the second quarter of 1998.


          All loans payable and future borrowings under the Credit Facility have been collateralized by the accounts receivable and machinery and equipment of the Company.

Note 4.  Majority Stockholder

         The Howard R. Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust owns approximately 57.8% of the common stock of the Company. Howard R. Leistner, Hedi Mizrack and Gilbert Leistner each have sole voting and investment power over 1,596,400 shares of common stock, out of a total of 4,789,200 of common stock, held in the Leistner Trust. The Trust also owns all 5,400,000 outstanding shares of the cumulative convertible preferred stock.

                                                                     Page 8
                                                                     Form 10-QSB

Note 5.  Inventory

         Inventories at June 30, 1998 and December 31, 1997 consisted of the following:

                               June 30, 1998             December 31, 1997
                               -------------             -----------------
Finished Goods                 $   1,705,400             $       1,452,800
Raw Material                         383,600                       256,800
                                     -------                       -------
                               $   2,089,000              $      1,709,600
                                   =========                     =========



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

         During the second quarter of 1997 the Company received notice of two claims for personal injuries to individuals working at a location adjacent to the Company's property. The injuries were allegedly sustained as a result of the March 25, 1997 explosion of the Company's property. The Company has not received details as to the extent of the injuries or for the dollar value of the claim.

         The Company is subject to various claims, including environmental matters and other routine litigation arising in the normal course of its business. Based on the advice of legal counsel, management believes that the resolution of such matters will not have a material adverse affect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period.

                                                                     Page 9
                                                                     Form 10-QSB
                          FAIRMOUNT CHEMICAL CO., INC.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 1998

Liquidity and Capital Resources

         To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. The line of credit was renewed during the second quarter of 1998.

         The Company's working capital increased by $1,567,000 during the first six months of 1998 compared to a decrease of $259,700 for the same period in 1997. The increase was primarily due to a payment of $1,140,100 received from the Company's property insurance carrier as part of the settlement for the property damages sustained from a dryer explosion during March, 1997. Also contributing to the increase in working capital was higher inventory - $379,400, higher receivables - $308,900 and lower bank borrowings - $200,000. The inventory was higher due to increased production of two products. One product's production was increased to avoid projected production bottlenecks around mid-year and the other product's inventory was increased in anticipation of high third quarter shipments.

         The increase in accounts receivable were due to high volumes of shipments during June, which is usually one of the best months of the year for shipments. Bank borrowings were lower during the first six months of 1998 as the Company paid down some of its borrowings from the working capital line of credit during the first quarter of the year. The increase in working capital in these areas was partially offset by higher accounts payable - $257,900 and higher accrued expenses - $171,100, coupled with lower prepaid expenses - $123,400. Accounts payable were higher due to the Company's biweekly check run not being due to go out until early in the month of July. Accrued expenses increased due mainly to the accrual of expenses for a planned two week plant maintenance shutdown during the third quarter of 1998. This accrual more evenly matches revenues with expenses, by allocating the two weeks of payroll costs from the third quarter shutdown to the other months of the year. Prepaid expenses were lower due to monthly charges to income.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


         On June 15, 1998 James F. Gilday resigned as Vice President, Chief Financial Officer and Treasurer of the Company. On July 20, 1998 William C. Kaltnecker was hired as Controller of the Company.

                                                                     Page 10
                                                                     Form 10-QSB


         The Company has conducted a comprehensive review of its computer systems to identify the system that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently expects that with modifications to the existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the company's computer systems. The Company expects to complete its computer conversion and modifications by December 31, 1998. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the company.

Results of Operations

         Net sales for the first six months of 1997 were $6,645,400, an increase of $48,400 versus the same period in 1997. The increase in sales was primarily due to an increase in sales volumes of imaging chemicals - $854,800; partially offset by lower volumes and prices of polymer additives - $333,500 lower volumes of specialty chemicals - $324,200, lower volumes of hydrazine derivatives - $116,900 and lower volumes, but higher prices of hydrazine blends - $31,800. Net sales for the three months ended June 30, 1998 were $3,427,600 a decrease of $12,600 versus the second quarter of 1997. The decrease in net sales was due to lower volumes and prices for polymer additives - $223,500, lower volumes of hydrazine derivatives - $78,900 and lower volumes of hydrazine blends - $29,300; partially offset by higher volumes of imaging chemicals - $277,600 and higher volumes of specialty chemicals - $41,500.

               The gross profit for the first six months of 1998 was $1,509,600 and increase of $542,200 or 56.0% versus the same period in 1997. The increase was mainly due to increased volumes of high margin imaging chemicals, coupled with lower manufacturing payroll expenses due to the Company's restructuring during the second quarter of 1997; partially offset by the lower sales volumes of polymer additives, specialty chemicals and hydrazine derivatives. The gross profit for the three months ending June 30, 1998 increased $271,700 or 55.9% versus the same period in 1997. The increase in gross profit for the second quarter resulted from the reasons previously mentioned that impacted the first six months, except for volumes of specialty chemicals which were higher in the second quarter of 1998 versus the second quarter of 1997.

         Research, selling, general and administrative expenses for the first six months of 1998 were $135,100 or 10.7% lower than the same period in 1997 due to the restructuring during the second quarter of 1997. Research, selling and general and administrative expenses for the three months ended June 30, 1998 increased $5,400 or .9% versus the same period in 1997. The higher expenses in the second quarter of 1998 were the result of higher legal and computer related expenses; which were mostly offset by lower payroll expenses due to the second quarter restructuring in 1997.

                                                                     Page 11
                                                                     Form 10-QSB

         Interest expense was higher during the first six months and the second quarter of 1998 versus 1997 due to the Company starting to pay interest in 1998 on the new promissory note that replaced the former accrued interest on the Leistner loan (see Note 3). There was no interest paid on this obligation in 1997. Interest expense was also higher due to an increase of 1% in the interest rate on the remaining debt owed to affiliated parties per the new promissory note agreements, coupled with higher bank borrowings for the first quarter of 1998, from the Company's working capital line of credit.

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

         Basic earnings and diluted earnings per share for the six month period ending June 30, 1998, excluding the receipt of the $1,140,100 of insurance proceeds was $.04 per share and $.03 per share, respectively.

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at June 30, 1998 and 1997 for that portion of deferred tax assets, which are not presently considered more likely than not to be realized.

                                                                     Page 12
                                                                     Form 10-QSB



PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders

         On May 20, 1998 the Company held its annual meeting of stockholders at the law offices of Ross & Hardies in New York City. There were two issues that shareholders voted on; the election of the Board of Directors and the appointment of independent auditors for 1998. There were 8,293,366 shares eligible to vote. All three nominees were elected to the Board of Directors as follows:

         Nominee                            In Favor                 Against
         -------                            --------                 -------
         Howard R. Leistner                 5,960,439                 40,733
         Dr. Reidar T. Halle                5,960,439                 40,733
         Richard Mizrack                    5,960,439                 40,733

         KPMG Peat Marwick LLP was ratified as independent auditors for 1998 as follows:

         In Favor:                          4,387,547
         Against:                              15,006
         Abstain:                               2,219

Item 6.Exhibits and Reports on Form 8-K

         Exhibits 10 Material Contracts

                  Employment agreement by and between Reidar Halle Ph.D. and Fairmount Chemical Co., Inc.


         Reports on Form 8-K

                  No reports have been filed on Form 8-K during this quarter.

                                                                     Page 13
                                                                     Form 10-QSB




                          FAIRMOUNT CHEMICAL CO., INC.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            FAIRMOUNT CHEMICAL CO., INC.
                                                   Registrant








August 10, 1997                             /S/Reidar T. Halle
---------------                             -----------------
Date                                        Reidar T. Halle
                                            Chief Executive Officer &
                                                   President





August 10, 1997                             /S/William C. Kaltnecker
Date                                        William C. Kaltnecker
                                            Controller