Form 10QSB
period 1998-09-30
FAIRMOUNT CHEMICAL CO INC
filed 1998-11-12
CIK 34296

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB





             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1998

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

     Common Stock, $1 Par Value - 8,292,866 shares as of November 11, 1998

                                      INDEX

                                                                            PAGE

PART I   FINANCIAL INFORMATION

         Item 1

                  Statements of Operations
                    Three months and Nine months ended
                    September 30, 1998 and 1997                               3

                  Balance Sheets
                    September 30, 1998 and December 31, 1997                  4

                  Statements of Cash Flows
                    Nine months ended September 30, 1998 and 1997             5

                  Notes to Financial Statements                               6

         Item 2.

                  Management's Discussion and Analysis of
                    Financial Condition and Results of Operation              9

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          11

         Item 6. Exhibits and Reports on Form 8-K                            11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF OPERATIONS

      For The Three Months and Nine Months Ended September 30, 1998 and 1997
          (Dollar amounts rounded to hundreds, except per share data)
                                   (Unaudited)


                                             Three Months Ended              Nine Months Ended
                                       Sept. 30, 1998  Sept. 30, 1997  Sept. 30, 1998  Sept. 30, 1997
                                       --------------  --------------  --------------  --------------
Net sales                               $  3,631,800    $  2,471,400    $ 10,277,200    $  9,068,400
Cost of goods sold                         2,686,800       1,725,700       7,822,600       7,422,200
                                        ------------    ------------    ------------    ------------
Gross profit                                 945,000         745,700       2,454,600       1,646,200

Research                                      91,700          91,100         276,600         326,600
Selling, general and
  administrative expense                     472,400         492,300       1,418,800       1,456,300
                                        ------------    ------------    ------------    ------------
        Operating income (loss)              380,900         162,300         759,200        (136,700)

Interest expense                              32,600          43,800         101,000          80,000
Restructuring charge                            --              --              --           330,000
Insurance proceeds                              --              --        (1,140,100)       (200,000)
Other (income) expense                       (23,000)         (8,600)        (46,900)          5,600
                                        ------------    ------------    ------------    ------------
        Net income (loss) before
           provision for income taxes        371,300         127,100       1,845,200        (352,300)

Provision for income taxes                      --              --              --              --
                                        ------------    ------------    ------------    ------------
      Net income (loss)                 $    371,300    $    127,100    $  1,845,200    $   (352,300)
                                        ============    ============    ============    ============
Earnings per share
     Basic                              $        .04    $        .02    $        .22    $       (.04)
                                        ============    ============    ============    ============

     Diluted                            $        .03    $        .01    $        .13    $       (.04)
                                        ============    ============    ============    ============

Common shares and equivalents
  outstanding
     Basic                                 8,292,900       8,292,900       8,292,900       8,292,900
                                        ============    ============    ============    ============

     Diluted                              14,442,900      13,692,900      13,692,900       8,292,900
                                        ============    ============    ============    ============


                 See Accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                                 BALANCE SHEETS
                      (Dollar amounts rounded to hundreds)

                                                           September 30, 1998    December 31, 1997
                                                           ------------------    -----------------
                                                             (Unaudited)
ASSETS
    CURRENT ASSETS:
         Cash                                                 $  2,569,300         $    711,800
         Accounts receivable-trade                               1,634,300            1,845,700
         Inventories                                             2,180,100            1,709,600
         Prepaid expenses                                           76,100              282,500
         Other current assets                                       58,600              102,800
                                                              ------------         ------------
                  Total Current Assets                           6,518,400            4,652,400

Property, plant and equipment
      less accumulated depreciation of
      $4,474,400 and $3,934,400                                  4,210,900            4,504,400
Other assets                                                        44,900               44,900
                                                              ------------         ------------
TOTAL ASSETS                                                  $ 10,774,200         $  9,201,700
                                                              ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Accounts payable                                     $    365,100         $    499,900
         Accrued compensation                                       26,500               55,900
         Pension liability                                         307,400              194,800
         Other accrued liabilities                                 403,000              127,000
         Short-term bank borrowings                                106,000              387,100
                                                              ------------         ------------
              Total Current Liabilities                          1,208,000            1,264,700

     Promissory notes to affiliated parties                      1,571,600            1,571,600
     Long-term bank borrowings                                       7,900               33,900
     Pension liability                                             296,300              486,300

STOCKHOLDERS' EQUITY
    Preferred stock, par value $1 per share
      authorized - 10,000,000 shares; 5,400,000
      shares issued and outstanding                              5,400,000            5,400,000
     Common stock, par value $1 per share
      authorized - 15,000,000 shares; 8,293,366 shares
      issued and outstanding in 1998 and 1997                    8,293,400            8,293,400
    Less:  Treasury stock (at cost) - 500 shares                      (500)                (500)
    Capital in excess of par value                               7,316,000            7,316,000
    Accumulated deficit                                        (13,021,000)         (14,866,200)
    Additional minimum pension liability                          (297,500)            (297,500)
                                                              ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                              7,690,400            5,845,200
                                                              ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 10,774,200         $  9,201,700
                                                              ============         ============


                 See accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF CASH FLOWS

              For The Nine Months Ended September 30, 1998 and 1997
                      (Dollar amounts rounded to hundreds)
                                   (Unaudited)




                                                                     1998            1997
                                                                     ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                           $ 1,845,200     $  (352,300)
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation                                                540,000         503,800

     Increase (decrease) from changes in:
         Accounts receivable-trade                                   211,400         317,600
         Inventories                                                (470,500)         73,200
         Prepaid expenses                                            206,400         (17,000)
         Other current assets                                         44,200          12,200
         Accounts payable                                           (134,800)       (237,800)
         Accrued compensation                                        (29,400)        (56,700)
         Other liabilities                                           198,600         162,800
                                                                 -----------     -----------
              Cash Flow Provided By Operating Activities           2,411,100         405,800
                                                                 -----------     -----------

CASH FLOW (USED IN) INVESTING ACTIVITIES:
     Capital expenditures                                           (246,500)       (412,400)
                                                                 -----------     -----------
          Net Cash Used in Investing Activities                     (246,500)       (412,400)
                                                                 -----------     -----------

CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:
     Bank (repayments) borrowings                                   (307,100)        262,000
                                                                 -----------     -----------
          Net Cash (Used in) Provided By Financing Activities       (307,100)        262,000
                                                                 -----------     -----------

INCREASE IN CASH                                                   1,857,500         255,400

Cash at Beginning of Period                                          711,800         427,900
                                                                 -----------     -----------

CASH AT END OF PERIOD                                            $ 2,569,300     $   683,300
                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                    $   101,000     $    62,400
                                                                 ===========     ===========
Income taxes paid                                                $      --       $      --
                                                                 ===========     ===========


                 See accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

Note 1.  Summary of Significant Accounting Policies

ORGANIZATION

         The accompanying financial statements, which should be read in conjunction with the financial statements of Fairmount Chemical Co., Inc. (the "Company") included in the 1997 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

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

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at September 30, 1998 and 1997 for that portion of deferred tax assets which are not presently considered more likely than not to be realized.

FINANCIAL STATEMENTS

         The statements of operations for the three months and nine months ended September 30, 1998 and 1997, the statements of cash flows for the nine months ended September 30, 1998 and 1997, and the balance sheet as of September 30, 1998 are unaudited, but have been reviewed by the Company's independent auditors. The balance sheet as of December 31, 1997 is audited.

Note 2.  Earnings Per Share

         Basic earnings per share are based on the net income/(loss) of the Company since there were no preferred dividends paid in the three and nine month periods ended September 30, 1998 and September 30, 1997. The net income of the Company for the three and nine month periods ended September 30, 1998 is divided by the weighted average number of shares of common stock outstanding adjusted for dilutive common stock equivalents. Common stock equivalents include shares granted under stock option plans and preferred stock, as converted to common stock in the ratio of one-to-one. The net loss of the Company for the nine month period ending September 30, 1997 is divided by only the weighted average number of shares of common stock outstanding. Due to the Company reporting a loss for the nine month period ended September 30, 1997, the conversion of the preferred stock is not assumed, as the result would be anti-dilutive. The net income of the Company for the three months ended September 30, 1997 is divided by the weighted average number of shares of common stock outstanding adjusted for dilutive common stock equivalents. As of September 30, 1997, 72,500 stock options were outstanding with an exercise price of $1.00 per share. As of September 30, 1998, 1,072,500 stock options were outstanding, 72,500 with an exercise price of $1.00 per share and 1,000,000 with an exercise price of $.11 per share.

Note 3.  Long Term Debt Due To Affiliated Parties

         All promissory notes have similar terms and conditions. Interest on the unpaid principal from January 1, 1997 through December 31, 1997 is at the rate of 6% per annum. Interest payable from January 1, 1998 through December 31, 1998 is at the rate of 7% per annum. Interest payable thereafter commencing with 1999, is at the corporate base rate posted by Citibank, N. A. (or its successor) on the last banking day of the previous calendar year. All of the promissory notes are subordinated to the Company's line of credit financing with Summit Bank and are collateralized by security agreements on the Company's accounts receivables, inventories and personal property. All promissory notes are due January 1, 2005.

         Promissory Notes:

                  Leistner Trust                              $  491,600
                  Leistner Trust                              $  648,000
                  da Mota Family                              $  224,600
                  Glen da Mota Family                         $  142,500
                  Lynn da Mota                                $   64,800
                                                              ----------
                                                              $1,571,600
                                                              ==========

Note 4.  Bank Borrowings

         The Company has a $1,250,000 line of credit from Summit Bank. The line of credit is comprised of two separate available balances. There is $750,000 available for working capital purposes and $500,000 available to finance capital expenditures. Interest on the borrowings is at the bank's prime rate plus 1%. Borrowings and repayments under the working capital line of credit are handled on a revolving credit basis. Borrowings against the capital expenditure line of credit are treated as a three-year note. The line of credit is subject to an annual review for renewal. The bank has been given a first security interest in the accounts receivable, inventory and personal property of the Company. The line of credit was renewed during the second quarter of 1998.

Note 5.  Inventory

         Inventories at September 30, 1998 and December 31, 1997 consisted of the following:

                                          September 30, 1998       December 31, 1997
                                          ------------------       -----------------
Finished Goods                                $1,789,700              $1,452,800
Raw Material                                     390,400                 256,800
                                              ----------              ----------
                                              $2,180,100              $1,709,600
                                              ==========              ==========

Note 6.  Contingencies

         The Company has received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970's the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the EPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible parties will bring claims against the Company alleging that it is at least partially responsible for the contamination.

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

                          FAIRMOUNT CHEMICAL CO., INC.

Item 2                    MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION OR
                                PLAN OF OPERATION
                               September 30, 1998

Liquidity and Capital Resources

         To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. The line of credit was renewed during the second quarter of 1998.

         The Company's working capital increased by $1,922,700 during the first nine months of 1998 compared to a decrease of $46,000 for the same period in 1997. The increase was primarily due to net earnings, including a payment of $1,140,100 received from the Company's property insurance carrier as part of the settlement for the property damages sustained from a dryer explosion during March, 1997. Also contributing to the increase in working capital was higher inventory of $470,500, lower accounts payable of $134,800, and lower bank borrowings of $307,100. The increase in working capital was partially offset by lower receivables of $211,400, lower prepaid expenses of $206,400, and higher accrued expense of $276,000. The inventory was higher due to increased production in anticipation of fourth quarter shipments. Bank borrowings were lower during the first nine months of 1998 as the Company paid down some of its borrowings from the working capital line of credit and from the capital expenditures line.

         The Company has conducted a comprehensive review of its computer systems to identify any system that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations and could have a materially adverse impact on the Company's operations. The Company presently expects that with modifications to the existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company expects to complete its computer conversion and modifications by December 31, 1998. The Company will perform extensive testing during the first quarter of 1999. The Company has a number of stand-alone computers that are not Year 2000 compliant, however, those computers will be upgraded or replaced.

         The Company is also exposed to the risk that one or more of its suppliers or vendors could experience Year 2000 problems that could impact the ability of such suppliers or vendors to provide goods and services. Although this risk is lessened by availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations. During the fourth quarter, the Company will initiate discussions with its significant suppliers, vendors and customers to ascertain that those parties have appropriate plans to remediate Year 2000 issues.

         Contingency plans will be developed if it appears that the Company or its suppliers and/or customer will not be Year 2000 compliant and that such non-compliance could have a material adverse impact on the Company's operations. These contingency plans will include identification, acquisition and/or preparation of backup systems, suppliers and vendors. The Company estimates that its total cost of its Year 2000 initiative will be approximately $100,000, of which approximately $ 20,000 has been incurred through September 30, 1998.



Results of Operations

         Net sales for the first nine months of 1998 were $10,277,300, an increase of $1,208,800 versus the same period in 1997. The increase in sales was primarily due to an increase in sales volumes of imaging chemicals of $567,300 and an increased sale volume of specialty chemicals of $1,155,000; partially offset by lower sales of polymer additives of $292,000, lower sales of hydrazine derivatives of $142,400 and lower sales of hydrazine blends of $79,100. Net sales for the three months ended September 30, 1998 were $3,631,900, an increase of $1,160,400 versus the third quarter of 1997. The increase in net sales was due to higher sales volume for specialty chemicals of $ 1,479,300 and, increased sales of polymer additives of $41,400 partially offset by lower sales of hydrazine blends of $47,200, lower sales of hydrazine derivatives of $25,600 and lower imaging chemicals of $287,500.

                                           Three Months             Nine Months
                                              Ended                   Ended
                                           September 30,           September 30,
                                         1998        1997        1998        1997
                                         ----        ----        ----        ----
Percent of Net Sales
     Imaging chemicals                    5.1%       19.2%       19.7%       16.1%
     Polymer additives                   19.0%       26.2%       28.4%       35.4%
     Hydrazine blends                    15.9%       25.3%       16.0%       19.0%
     Hydrazine derivatives                9.7%       15.3%       10.2%       13.1%
     Specialty chemicals                 50.3%       14.0%       25.7%       16.4%
                                        -----       -----       -----       -----
                                        100.0%      100.0%      100.0%      100.0%
                                        -----       -----       -----       -----

         The gross profit for the first nine months of 1998 was $2,454,600, an increase of $808,400 or 49.1% versus the same period in 1997. The increase was mainly due to higher volumes imaging chemicals and specialty chemicals, coupled with lower manufacturing payroll expenses; partially offset by the lower sales volumes of polymer additives, hydrazine blends and hydrazine derivatives. The gross profit for the three months ending September 30, 1998 increased $199,300 or 26.7% versus the same period in 1997. The increase in gross profit for the third quarter resulted from the reasons previously mentioned that impacted the first nine months.

         Research and selling, general and administrative expenses for the first nine months of 1998 were $87,500, lower than the same period in 1997 due to the restructuring during the second quarter of 1997. Research and selling and general and administrative expenses for the three months ended September 30, 1998 decreased $19,300 versus the same period in 1997.

         Interest expense was higher during the first nine months of 1998 versus 1997 due to the Company starting to pay interest in 1998 on the new promissory note that replaced the former accrued interest on the affiliated parties' notes. There was no interest paid on this obligation in 1997. Interest expense was also higher due to an increase of 1% in the interest rate on the remaining debt owed to affiliated parties per the new promissory note agreements, coupled with higher bank borrowings for the first quarter of 1998 from the Company's working capital line of credit.

         During January 1998 the Company received a payment of $1,140,100 from its property insurance carrier as part of the settlement for the property damages sustained from a March, 1997 dryer explosion. This payment was an addition to a $200,000 initial payment received during the second quarter of 1997. The Company is continuing to negotiate with its carrier for an additional amount in final settlement of this claim. The amount the Company is negotiating for is somewhere between the two amounts already received. The outcome of the final resolution of this claim is uncertain. For the nine month period ending September 30, 1998 the effect of the $1,140,100 payment on basic earnings per share and diluted earnings per share was $.14 per share and $.08 per share, respectively.

         Basic earnings and diluted earnings per share for the nine month period ending September 30, 1998, excluding the receipt of the $1,140,100 of insurance proceeds was $.08 per share and $.05 per share, respectively.

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at September 30, 1998 and 1997 for that portion of deferred tax assets, which are not presently considered more likely than not to be realized.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         During the quarter ended September 30, 1998, there have been no material changes in the potential claims reported by the Company in its Annual Report on Form 10-KSB in "Item 1. Business - Environmental Laws and Government Regulations".

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                          27 Financial Data Schedule

         (b) No reports have been filed on Form 8-K during the quarter ended September 30, 1998.

                          FAIRMOUNT CHEMICAL CO., INC.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            FAIRMOUNT CHEMICAL CO., INC.
                                            ----------------------------
                                                    Registrant








November 11, 1998                           /s/ Reidar Halle
-----------------                           -----------------------
Date                                        Reidar T. Halle
                                            Chief Executive Officer &
                                            President





November 11, 1998                           /s/ William C. Kaltnecker
-----------------                           -----------------------
Date                                        William C. Kaltnecker
                                            Controller