Form 10QSB/A
period 1998-09-30
FAIRMOUNT CHEMICAL CO INC
filed 1998-12-07
CIK 34296

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 1




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

FINANCIAL STATEMENTS

         The statements of operations for the three months and nine months ended September 30, 1998 and 1997, the statements of cash flows for the nine months ended September 30, 1998 and 1997, and the balance sheet as of September 30, 1998 are unaudited. The balance sheet as of December 31, 1997 is audited.

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




                                            FAIRMOUNT CHEMICAL CO., INC.
                                            ----------------------------
                                                    Registrant








December 4, 1998                            /s/ Reidar Halle
-----------------                           -------------------------
Date                                        Reidar T. Halle
                                            Chief Executive Officer &
                                            President





December 4,1998                             /s/ William C. Kaltnecker
-----------------                           -------------------------
Date                                        William C. Kaltnecker
                                            Controller