Form 10KSB
period 1998-12-31
FAIRMOUNT CHEMICAL CO INC
filed 1999-03-31
CIK 34296

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

       Issuer's revenue for its most recent fiscal year:  $12,805,500

     The aggregate market value of the Issuer's Common Stock $1 par value ("Common Stock"), held by non-affiliates of the Issuer on March 1, 1999 (1,355,752 shares) was approximately $311,800, based on $.23 per share. The Company's shares do not trade on any exchange nor has there been any significant market activity with respect to such shares since the last quarter of 1991, at which time the average of the bid and asked prices was approximately $.05.

       The total number of shares of Issuer's Common Stock outstanding on March 1, 1999 was 8,292,866.


                               Page 1 of 33 Pages

                       DOCUMENTS INCORPORATED BY REFERENCE


     1. Portions of the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 18, 1999, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 (the end of the registrant's fiscal year covered by this Form 10-KSB) ("1999 Definitive Proxy Statement") are incorporated by reference into Part III.

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


THE EXHIBIT INDEX IS ON SEQUENTIALLY NUMBERED PAGES 28 THROUGH 39.

Total number of pages in this Form 10-KSB: 33 including the "cover page" and all exhibits (sequentially numbered pages 1 through 33).

Transitional Small Business Disclosure Format (check one):

         Yes      [  ]             No        [ X ]

                                     PART I

Item 1.  Business
                                   The Company

         Fairmount Chemical Co., Inc. was incorporated in June 1938 under New Jersey Law. Its executives offices are located at 117 Blanchard Street, Newark, New Jersey, telephone number 973-344-5790.

                              Business and Products

         Fairmount has 60 years experience in the manufacture and sale of specialty and fine organic chemicals, including pharmaceuticals and agriculture intermediates, chemicals used in the photographic and imaging industries, hydrazine derivatives and blends, and plastic additives. During this time Fairmount has developed expertise in the production of nitrogen and sulfur based chemicals. Fairmount manufactures its chemical products at its Newark, New Jersey facility.

Fairmount's major products and their markets include:

Photographic and Imaging Chemicals

         Fairmount's photographic and imaging chemicals are used in the manufacture of photographic file, television tubes and lithographic printing plates. These chemicals include photo-sensitizers, stabilizers, antifogging agents, antihalation dyes and diazo resins.

         The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as consumer demand changes due in part to new imaging technologies. Fairmount is aware of these possibilities and is taking steps to substitute new products and increase its market share of existing products.

Hydrazine Based Products

         Hydrazine blends, salts and derivatives are used in the manufacture of many chemical products and for corrosion control in commercial boilers and power generators systems. These chemicals are also used in metal chelating agents, polymerization inhibitors, and pharmaceuticals. Fairmount intends to emphasize the market for hydrazine derivatives which it believes will be growing in the future.

Plastic Additives

         Fairmount produces plastic additives including antioxidants, metal deactivators and UV stabilizers that are used in the production of plastics parts made from various plastic resins such as polycarbonate, polyolefins, PVC, and polyester resins. Its customers include manufacturers of plastic resins and compounders.

Specialty/Fine Chemicals

         Fairmount's fine chemicals are used as intermediates in pharmaceutical and agricultural chemicals. Fairmount also custom manufactures chemicals to customer specifications.

Custom Manufacturing

         Fairmount uses its expertise and know-how in chemical synthesis both for its own products and process and to develop and manufacture products under contract for other companies. Its equipment configuration, production flexibility and ability to efficiently produce in quantities from 10 kg to 500 M/T gives it an excellent position in custom manufacturing. Among the custom products which Fairmount manufactures are agricultural intermediates and photographic chemicals.

Raw Materials

         Fairmount purchases its raw materials from major suppliers like E. I. DuPont de Nemour & Company, Bayer Corporation, Olin Corporation, B. F. Goodrich and Cytec Industries in bulk, tote bins or drums. Fairmount does not maintain supply contracts with any of its suppliers of those raw materials. Fairmount believes that these raw materials are each available from a variety of sources and the loss of any of its raw material suppliers would not have a material adverse effect on its business, financial condition or results of operations. Fairmount has, and expects to continue to have, adequate supplies of raw material during 1999 and subsequent years.

Method of Distribution

         Fairmount markets its products primarily through its internal sales force and sells directly to customers. Fairmount's Hydrazine blends, however, are also sold nationwide through independent distributors. Fairmount is examining ways to improve sales coverage and distribution of it products. Products are also marketed to foreign customers through its internal sales force.

Competition

         While some of Fairmount's products and processes are proprietary, Fairmount experiences substantial competition domestically and overseas from other companies in most of its product areas. Most of its competitors are well-known global companies with greater resources than Fairmount's. In 1998 competitors from China and India started to make a presence. At this time, however, competitors from China and India have not had an impact on Fairmount's market. The chemical industry has been competitive historically and Fairmount expects this condition to continue. Fairmount sells on the basis of quality, price and customer service, and relies on fast response and cost effectiveness to stay competitive.

Patents, Licenses and Trademarks

         Fairmount holds a number of trademarks and patents. Its products are marketed under Mixxim and Fairzine trademark. Fairmount's primary purpose in obtaining patents is to protect the results of its research, for operations and licensing. Although Fairmount considers that, in the aggregate, its patents and trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, group of patents or trademarks.

Research and Development

         Fairmount's applied research and development program focuses on three objectives:

         -        improvement and refinement of existing products and processes.

         -        development of new applications for existing products

         -        development of new products.

         Fairmount spent approximately $359,100 during the year ended December 31, 1998, and $418,900 during the year ended December 31, 1997 for research and development activities. It expects research and development expenditures to increase moderately during 1999.

Sales by Product

         Each class of similar products contributed the following percentage of total sales in each of the last two calendar years.

                                                     1998           1997
                                                     ----           ----
         Imaging chemicals                           20%            18%
         Hydrazine blends                            17%            19%
         Hydrazine derivatives                       11%            12%
         Plastic additives                           28%            34%
         Specialty chemicals                         24%            17%
                                                    ---            ---
                                                    100%           100%
                                                    ===            ===

Fairmount sells its products in the domestic and international markets and continues its efforts to expand both domestic and export sales. It had net sales of $12,805,500 in 1998 and $11,911,200 in 1997, including export sales of $5,636,600 in 1998 and $4,751,300 in 1997. Major foreign geographical areas contributed the following percentages to net sales:

                                                     1998              1997
                                                     ----              ----
         Europe                                      17.0%             24.9%
         Asia                                        12.3%               .8%
         Other Export                                14.7%             14.2%
             (includes Canada, Columbia & Israel)

Dependence On Certain Customers

         During 1998, four customers accounted for approximately 49.9 % of Fairmount's sales. During 1997, three customers accounted for approximately 33.6% of its sales. The loss of one of these customers could have a material adverse effect on Fairmount's business. In order to reduce this risk, Fairmount has focused its marketing efforts on increasing its customer base for its existing products and securing contracts for custom manufacturing.

Environmental Laws and Government Regulations

         Fairmount is committed to the chemical industry's "Responsible Care(R)" program. "Responsible Care(R)" is the Chemical Manufacturer Association's ("CMA") initiative of 1988 for continuously improving health, safety and environmental quality. It is the policy of Fairmount to protect the environment and to comply with all governmental laws and regulations. The chemical industry is one of the most highly regulated industries in the world with respect to ecology. For a discussion of Fairmount's environmental matters, see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity on Capital Resources."

Employees

         As of December 31, 1998, Fairmount had 51 employees, all of whom were full-time employees. It has a contract with International Brotherhood of Teamsters Local 575, which covers all hourly employees. The contract expires on December 12, 1999. Fairmount believes its has good relationships with it employees.

Item 2.  Properties

         Fairmount's production facilities consist of 14 brick, cinder block and metal-clad buildings situated on approximately 13 acres of fenced in land in an industrial area of Newark, New Jersey. These facilities provide approximately 97,100 square feet of floor space, in which are located chemical process equipment, warehouse, shipping, refrigeration, steam boilers, maintenance, office, and research and development facilities. In addition, certain process equipment and tanks are located and operated out-of-doors. The site includes two railway spurs, neither of which is currently in use.

         Fairmount's line of credit with Summit Bank is collateralized by the accounts receivable, inventory and personal property of the company. Fairmount's debt to affiliated parties is subordinated to the Summit Bank line of credit and is collateralized by the accounts receivable and the machinery and equipment of Fairmount. Except for this lien, there are no mortgages or liens on Fairmount's property. See Management's Discussion and Analysis and Notes 5 and 6 of the Notes to Consolidated Financial Statements.

         Fairmount normally operates its plant on a 24-hour day, five days a week schedule. While it believes that its plant, buildings, and equipment are adequately maintained and are reasonably suitable and sufficient for its current operations, further capital investment may be required for maintenance of Fairmount's operations and compliance with applicable laws. In the opinion of management Fairmount maintains adequate levels of property insurance on the entire premises.

         On March 25, 1997, equipment used to dry some of Fairmount's products exploded. No employees were injured. The damage to both the building housing the equipment and the equipment was extensive and the building has been razed. Collateral damage to other buildings was minor. Fairmount received $200,000 from its property insurance carrier during the second quarter of 1997 and an additional $1,140,100 in January 1998 in partial settlement for its property losses caused by the explosion. In February 1999 Fairmount received the final payment of $375,000 for these property losses. See Note 16 of the Notes to Consolidated Financial Statements.

         In 1998, Fairmount spent approximately $346,500 on capital expenditures to upgrade and expand production facilities, for building and equipment improvements and computers and computer systems upgrade. Fairmount has budgeted approximately $460,000 for capital expenditures in 1999. Major expenditures will consist of the replacement and improvement of process equipment, new construction, and safety and environmental projects.

Item 3.  Legal Proceedings

         A bodily injury claim was filed against the Company on December 2, 1998 in the Superior Court of New Jersey Law Division, Hudson County. The plaintiff alleges that on March 25, 1997, the date of an explosion at the Company's plant, the force of the explosion threw him backward and resulted in injuries. The plaintiff was an invitee upon the adjoining property to the Company. The Company has not received details as to the extent of the injuries or for the dollar value of the claim.

See the "Environmental Laws and Government Regulations" section of Item 6.

Item 4.  Submission of Matters to a Vote of Security Holders

         Fairmount submitted no matters to a vote of its security holders during the last quarter of its fiscal year ending December 31, 1998.

                                     PART II

Item 5.  Market for Issuer's Common Equity and Related Stockholder Matters

         On July 5, 1991, Fairmount's shares of common stock were deleted from NASDAQ as a result of Fairmount's failure to meet the capital and surplus requirements as set forth in Section 1(c)(3), Part II of Schedule D of the NASD by-laws. Fairmount's common stock is now traded over the counter and is not quoted on the automated quotation system of a registered securities association. For each fiscal quarter, the charts below reflect the high and low bid prices for the Common Stock. The bid prices reflect inter-dealer quotations without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. Price Ranges of Common Stock were as follows:

                             COMMON STOCK BID PRICES

                                           1998               1997
                                           ----               ----
                  Quarter           High         Low     High        Low
                  -------           ----         ---     ----        ---
                  First              $.11       $.11    $.13       $.09
                  Second              .75        .11     .12        .09
                  Third               .39        .16     .10        .08
                  Fourth              .39        .16     .10        .08

         There were approximately 257 stockholders of record at December 31, 1998 Fairmount did not declare or pay any dividends in 1998 or 1997.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Fairmount's working capital increased by $2,104,400 in 1998 resulting in working capital of $5,492,100 compared to working capital of $3,387,700 in 1997. This increase was primarily due to net earnings, including a payment of $1,140,100 received from the company's property insurance carrier as part of the settlement for the property damages sustained from a dryer explosion during March, 1997. Also contributing to the increase in working capital was higher inventory of $232,300, and lower short term bank borrowings of $353,200. These increases were partially offset by lower prepaid expenses of $95,700, other current assets of $83,700 and higher accrued compensation of $59,800.

         Fairmount's inventory was higher due to production in excess of shipments because anticipated fourth quarter orders did not materialize and/or shipments were delayed to 1999. Bank borrowings were lower during 1998 as the company paid down its borrowings from the working capital line of credit and from the capital expenditures line. Prepaid expenses decreased primarily due to the continuing write-off of a three-year prepaid insurance policy. The increase in accrued compensation is due to accrued bonus as of December 31, 1998.

         On March 25, 1997, equipment used to dry some of Fairmount's products exploded. No employees were injured. The damage to both the building housing the equipment and the equipment was extensive and the building has been razed. Other surrounding buildings experienced minor collateral damage. Fairmount has discontinued drying the product that was being dried at the time of the explosion. This product has been reformulated for safety concerns. Fairmount has lost some orders because of the reformulation, but the effect its operations is immaterial. During 1997 Fairmount wrote-off $87,800 of inventory that was similar to the product that exploded due to volatility concerns of shipping this product in an already dried condition.

         During the second quarter of 1997 Fairmount's management conducted a review of operations and of the financial condition of the company. Management concluded that it was necessary to implement a restructuring of the organization. As a result, in May, Fairmount reduced the workforce by a total of six salaried and twelve hourly employees. Fairmount also decided to discontinue the manufacturing of a number of small volume products that were no longer profitable to produce. Net income for 1997 included a restructuring charge of $310,000 for severance, early retirement and accrued vacation time. Substantiality all of these costs were paid out before December 31, 1997. As of December 31, 1997 the unpaid balance was $52,200 of which $49,400 was paid out during 1998. The remaining balance will be paid out by December 31, 1999.

         As of January 1, 1993 Fairmount owed William E. Leistner, the company's principal stockholder, $5,603,700 (the "Leistner Loan"). At the Board Meeting following the 1993 Annual Meeting, the board approved the sale of 5,400,000 shares of cumulative convertible Preferred Stock, $1.00 par value per share, in a private transaction to William E. Leistner, in consideration of retirement of debt owed to William E. Leistner of $5,400,000. The balance of the Leistner Loan was paid out of corporate funds of approximately $203,700 during May 1993. This transaction retired the principal of the Leistner Loan. Accrued interest of $491,600 remained. On July 2, 1997 Fairmount replaced the $491,600 balance of the Leistner Loan, that was due April 1, 1998, with a promissory note to the Estate of William E. Leistner (the "Leistner Estate") for the same amount, due January 1, 2005.

         On March 20, 1992, a Credit Facility Loan Agreement ("Credit Facility") was created with monies contributed to a fund ("the Fairmount Fund") by William
E. Leistner and the Estate of Olga H. Knoepke. At that date, the Fairmount Fund provided Fairmount with a $2,494,000 credit facility under which all borrowings paid interest at the rate of 5% per annum. The outstanding borrowings from the Credit Facility were $1,080,000. On July 2, 1997 the Credit Facility was terminated and Fairmount replaced the $1,080,000 of credit facility borrowings with new promissory notes due January 1, 2005. The Leistner Estate received a note for $648,000. Three notes were issued to beneficiaries of the Knoepke Estate. These three notes were issued as follows:

              -   The da Mota Family Partnership - $224,640;

              -   Glen da Mota - $142,560; and

              -   Lynn da Mota - $64,800.

         All of the promissory notes described above have similar terms and conditions. Interest on the unpaid principal from January 1, 1997 through December 31, 1997 is at the rate of 6% per annum. Interest payable from January 1, 1998 through December 31, 1998 is at the rate of 7% per annum. Interest payable thereafter commencing with 1999, is at the corporate base rate posted by Citibank, N.A. (or its successor) on the last banking day of the previous calendar year. All of the promissory notes are subordinated to Fairmount's line of credit financing with Summit Bank and are collaterized by security agreements on Fairmount's accounts receivables, inventories and personal property.

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

         The promissory note to the Leistner Estate for $491,600 is subordinated to Fairmount's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility. Interest paid on the promissory notes/long-term debt to affiliated parties was $110,600 in 1998. Interest paid on long-term debt to affiliated parties was $94,300 in 1997.

         On January 13, 1998, Mr. Todd K. Walker resigned as President, Chief Executive Officer, Chairman of the Board of Directors and as a director of Fairmount. Mr. Howard R. Leistner, also a director of the Company, was appointed as Chairman of the Board. Dr. Reidar Halle, a director of the company, was retained to serve as Chief Executive Officer of the company on an interim basis until a President and Chief Executive Officer was chosen by the board, and on July 23, 1998 Fairmount entered into an employment agreement with Dr. Halle. Under the agreement, which was made effective January 12, 1998, Dr. Halle became President and Chief Executive Officer. The agreement can be terminated be either party by giving thirty days written notice. If Fairmount terminates the agreement for any reason other then for cause, as defined, the Dr. Halle shall be paid an amount equal to six month's annual base salary on January 12, 1998.

         James Gilday was not a nominee for Director of the company at the company's annual meeting held on May 20, 1998, and on June 15, 1998, James F. Gilday resigned as Vice President, Chief Financial Officer and Treasurer of the company.

Year 2000 Compliance

         Historically, certain computer programs have been written using two digits rather than four digits to define the applicable year, which could result in computers recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem or issue and could have a materially adverse impact on Fairmount's operations.

         Fairmount has reviewed its information technology systems to identify any system that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. Fairmount completed its computer conversions and modifications and is operating with a Year 2000 compliant system as of January 1, 1999. Therefore, Fairmount presently expects the Year 2000 problem will not pose significant operational problems for Fairmount's information technology systems. Additionally, Fairmount has reviewed its non-information technology systems and does not expect Year 2000 related problems from such systems.

         Fairmount is also exposed to risk to the extent that suppliers of products, materials and services purchased by the company and others with whom Fairmount transacts business do not comply with Year 2000 requirements. Although this risk is lessened with respect to suppliers by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on Fairmount's operations. As part of its Year 2000 plan, Fairmount is communicating directly with its significant suppliers, service providers, vendors, customers and government entities that are believed to be critical to business operations to determine their Year 2000 capability. Fairmount is currently in the process of evaluating responses and is sending follow-up requests to those who have not responded.

         Due to the general uncertainty inherent in the Year 2000 problem, Fairmount is unable to determine at this time whether the consequences of Year 2000 problems will have a material adverse effect on Fairmount. Fairmount will continue to monitor its Year 2000 situation, and Fairmount will develop contingency plans if it appears that Fairmount or its suppliers will not be Year 2000 compliant and that such non-compliance could have a material adverse impact on Fairmount's operations. These contingency plans will include identification, acquisition and/or preparation of backup systems and suppliers.

         Fairmount estimates that its total cost of its Year 2000 initiative will be approximately $75,000, of which approximately $38,000 has been incurred through December 31, 1998.

Environmental Laws and Government Regulations

         Fairmount's operations are subject to extensive Federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generating, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Government authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The company believes it has the ability to comply with the present environmental statutes applicable to its business. Fairmount has an ongoing program to treat and monitor its wastewater effluent for compliance with the requirements of local laws and regulations. Samples are analyzed for biological oxygen demand. An outside testing laboratory performs a complete chemical analysis monthly and results are forwarded to the New Jersey Department of Environmental Protection.

         Fairmount monitors compliance with environmental laws and regulations. Tank dikes and equipment are inspected for leakage and any evidence of potential soil contamination. Fairmount utilizes a training program, which includes instruction on its responsibilities regarding environmental laws and regulations. Fairmount's chemical processing operations are carried out at atmospheric pressure or vacuum, thereby mitigating the potential for atmospheric pollution from equipment rupture.

         Fairmount anticipates that the regulation of its business operations under federal, state and local environmental regulations in the United States and abroad will increase over time. Fairmount must devote substantial financial resources to ensure compliance, however the company can not, at this time, estimate the impact of increased regulation on its operations, future capital expenditures requirements or the cost of compliance.

         The Occupational Safety and Health Act and its regulations also govern Fairmount's operations relating to workplace safety and workers' health.

         Fairmount received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the company caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges a possibility that during the 1970's Fairmount disposed of waste generated at its facility through contracts with certain garbage removal companies located at the Ciuba landfill. Fairmount also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from Fairmount may have been discharged into the Passaic River. It is Fairmount's understanding that these USEPA allegations are related to historical, rather than present events. Fairmount's position is that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, the possibility exists that the potentially responsible parties will bring claims against Fairmount alleging that it is at least partially responsible for the contamination.

         Fairmount has no knowledge of contamination of soil on its property. No underground storage tanks exist on Fairmount's property. Fairmount's manufacturing effluent system is connected to an above ground piping system. The effluent is discharged to the local sewage commission. In 1998 Fairmount received a complaint alleging discharges of benzene in excess of the permissible limits on one occasion. In 1997 Fairmount received complaints alleging discharges of methylene chloride in excess of the permissible limits on two separate occasions. Fines associated with these 1997 and 1998 complaints were not material to the results of operations or financial position of Fairmount.

         Environmental compliance, waste disposal and regulatory fees totaled approximately $257,300 in 1998 and $210,300 in 1997. These costs are included in general and administrative expenses.

Inflation

         Fairmount believes that inflation did not have a material impact on results of operations in 1998. Based on present economic conditions this trend should continue for 1999.

Results of Operations 1998 - 1997

         Net sales for 1998 were $12,805,500, an increase of $894,300 or 7.5% as compared to 1997.

                                1998             1997               Change
                            -----------       -----------       -----------
Imaging chemicals           $ 2,514,200       $ 2,119,500       $   394,700
Hydrazine blends              2,151,500         2,199,700           (48,200)
Hydrazine derivatives         1,409,000         1,439,200           (30,200)
Plastic additives             3,630,000         4,055,700          (425,700)
Specialty chemicals           3,100,800         2,097,100         1,003,700
                            -----------       -----------       -----------
               Total        $12,805,500       $11,911,200       $   894,300
                            ===========       ===========       ===========



         As in prior years, lower prices and volume for plastic additives due to competitive pressures from foreign competitors contributed to certain decreases in sales. Fairmount expects that pressure to lower plastic additive prices will continue. The increase in specialty chemical sales was due to a new agricultural intermediates product which was custom manufactured for a new customer. Reduced shipments of pharmaceutical specialty chemicals somewhat offset this increase. While the company believes that it will have continuing business for this new agricultural intermediate during 1999, there are no assurances that such business will continue or will continue at the quantity as in 1998. Fairmount expects that the unit selling price will be lower during 1999 than the 1998 unit selling price.


         Each class of similar products contributed the following percentage of total sales in each of the last two calendar years:

                            1998       1997
                            -----      -----
Imaging chemicals            20%        18%
Hydrazine blends             17%        19%
Hydrazine derivatives        11%        12%
Plastic additives            28%        34%
Specialty chemicals          24%        17%
                            ---        ---
                            100%       100%
                            ===        ===


         The gross profit for 1998 was $3,116,400, an increase of $862,900 or 38.3% compared to 1997. The increase was mainly due to higher volumes imaging chemicals and specialty chemicals, coupled with lower manufacturing payroll expenses, though partially offset by the lower sales volumes of plastic additives, hydrazine blends and hydrazine derivatives. A substantial industry wide increase in the price of hydrazine, in 1998 resulted in a decrease in volume. Price increases and new business partly offset this decrease.

         Selling, general and administrative expenses increased by $81,700 or 4.3% from 1997 to 1998. Selling expenses decreased by $126,800 due to lower salaries and consulting expenses a direct result of the 1997 restructuring. General and administrative expenses increased by $208,500. This increase is primarily due to increased salaries of $37,600, legal of $72,000, auditing of $44,500, consulting of $56,200, and environmental expenses of $47,000, partially offset by shipping wages, which decreased by $31,300, and freight out, which, decreased by $72,100. Shipping wages decreased primarily due to a reduction in the number of employees as part of Fairmount's restructuring. Freight costs decreased because Fairmount changed its policy for some customers and now has the freight forwarder invoice our customers directly.

         Operating income was $766,200 in 1998 compared to an operating loss of $384,800 in 1997. The increase in operating income was due to improved gross profit and reduced research departments expenses, although those were somewhat offset by increased general and administrative expenses. Environmental expenses increased by $55,000 in 1998 due to increased cost for waste removal, environmental compliance and OSHA consultants.

         In 1997, Fairmount had a restructuring charge of $310,000 for expenses associated with payment of severance, early retirement and accrued vacation earned during the severance period. Substantiality all of these cost were paid out before December 31, 1997. As of December 31, 1997 the unpaid balance was $52,200 of which $49,400 was paid out during 1998. The remaining balance will be paid out by December 31, 1999. See Note 15 of the Notes to Consolidated Financial Statements.

         Interest expense was higher in 1998 versus 1997 due to an increase of 1% in the interest rate on the remaining debt owed to affiliated parties per the new promissory note agreements. The interest expense increase was offset by a decrease in borrowings through the bank line of credit for working capital purposes. See Note 4 of the Notes to Consolidated Financial Statements.

         During 1998, Fairmount received gross insurance proceeds of $1,140,100, compared to $200,000 in 1997, as a partial settlement for the property losses sustained from the March 25, 1997 explosion. Part of these proceeds were used to repair damage to adjacent buildings. See Note 16 of the Notes to Consolidated Financial Statements.

1999 OUTLOOK

Fairmount has budgeted approximately $460,000 for capital expenditures in 1999. Major expenditures will consist of the replacement and improvement of process equipment, new construction, and safety and environmental projects.

         The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years due to the increased use of new imaging technologies, including digital photography. Additionally, certain customers' demands for Fairmount's products will be adversely affected by widespread economic weakness in Asia. Fairmount is aware of these developments and is taking steps to substitute new products and increase its market share of existing products.

         Fairmount continues to experience competitive pressures on the pricing of certain of its products and has reacted by closely monitoring the cost of its raw materials and by reevaluating its manufacturing processes. Some of the company's raw material prices are related to the price of crude oil. Substantial price increases in crude oil may have a negative impact on profitability as it is unknown if these price increases will be able to be passed on to customers.

         Fairmount believes the reduced operating cost structure realized through the second quarter 1997 restructuring has repositioned it to operate profitably during 1998, as it has since the third quarter of 1997.

         Fairmount is refocusing the direction of its marketing efforts by concentrating on aggressively expanding the customer base for Fairmount's existing product line. Fairmount will also continue to develop new products when there is a profitable market potential to be realized in relation to the costs and efforts expended.

         To meet liquidity requirements, including capital programs Fairmount will look primarily to cash generated from operations, its available cash balances and its bank line of credit. Fairmount believes these sources to be adequate to meet operating requirements for the year ending December 31, 1999.

Forward Looking Statements

     This report contains and incorporates by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These include statements regarding the present intent, belief and expectations of Fairmount's management. All statements that address expectations or projections about the future, including statements about Fairmount's strategy for growth, product development, market position, expected expenditures and financial results, are forward-looking statements. Some of the forward-looking statements may be identified by words like "expects," "anticipates," "plans," "believes," "intends," "projects," "indicates," and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Many factors could cause results to differ materially from those stated. These factors include, but are not limited to, changes in the laws, regulations, policies and economic conditions; competitive pressures; failure of Fairmount or related third parties to become Year 2000 capable; research and development of new products, including any required regulatory approval and market acceptance. These risks and uncertainties include, but are not limited to, the ability of Fairmount to maintain existing relationships with customers, the ability of Fairmount to successfully implement productivity improvements, cost reduction initiatives, facilities expansion, the risk of loss of executive officers and other key employees, and the ability of Fairmount to develop, market and sell new products and to continue to comply with environmental laws, rules and regulations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, Fairmount is making investors aware that such forward-looking statements, because they relate to future events, are by their very nature only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

Item 7.  Financial Statements and Supplementary Data

Index to Financial Statements and Related Information

Financial Statements

         Independent Auditors' Report                                                                 13

         Statements of Operations for the years ended December 31, 1998 and 1997                      14

         Balance Sheets as of December 31, 1998 and 1997                                              15

         Statements of Stockholders' Equity and Comprehensive Income
           for the years ended December 31, 1998 and 1997                                             16

         Statements of Cash Flows for the years ended December 31, 1998 and 1997                      17

         Notes to Financial Statements                                                                18 - 26

                          Independent Auditors' Report


The Board of Directors and Stockholders
Fairmount Chemical Co., Inc.:



We have audited the accompanying balance sheets of Fairmount Chemical Co., Inc. as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmount Chemical Co., Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     KPMG LLP




Short Hills, New Jersey
March 12, 1999

                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1998 and 1997
           (Dollar amounts rounded to hundreds, except per share data)



                                                    1998                1997
                                                ------------        ------------
Net sales                                       $ 12,805,500        $ 11,911,200

Cost of goods sold                                 9,689,100           9,657,700
                                                ------------        ------------
   Gross profit                                    3,116,400           2,253,500

Research & development                               359,100             418,900

Selling, general and
     administrative expenses                       1,991,100           1,909,400
                                                ------------        ------------
Restructuring charge  (Note 16)                      310,000
   Operating income (loss)                           766,200            (384,800)

Interest expense (Note 4)                            131,600             129,200
Other income                                         (82,300)            (46,800)
Insurance proceeds, net (Note 16)                 (1,140,100)           (171,000)
                                                ------------        ------------
Earnings (loss) before income taxes             $  1,857,000        $   (296,200)
Income taxes                                            --                  --
                                                ------------        ------------
Net earnings (loss)                             $  1,857,000        $   (296,200)
                                                ============        ============

Earnings (loss) per share (Note 9)
   Basic                                                 .22        $       (.04)
                                                ============        ============

   Diluted                                               .13        $       (.04)
                                                ============        ============

Common shares and equivalents outstanding
   Basic                                           8,292,866           8,292,866
                                                ============        ============
   Diluted                                        14,178,913           8,292,866
                                                ============        ============

                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                                 BALANCE SHEETS

                           December 31, 1998 and 1997
                      (Dollar amounts rounded to hundreds)

                                                                     1998              1997
                                                               ------------        ------------
ASSETS
   CURRENT ASSETS:
         Cash                                                  $  2,422,700        $    711,800
         Accounts receivable-trade                                1,881,400           1,845,700
             Inventories (Note 2)                                 1,941,900           1,709,600
             Prepaid expenses                                       186,800             282,500
             Other current assets                                    19,100             102,800
                                                               ------------        ------------
                  Total Current Assets                            6,451,900           4,652,400

   Property, plant and equipment
        less accumulated depreciation of
        $4,599,400 and $3,934,400 in 1998
         and 1997 respectively (Note 3)                           4,185,900           4,504,400
    Other assets                                                        700              44,900
                                                               ------------        ------------
                 TOTAL ASSETS                                  $ 10,638,500        $  9,201,700
                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
        Accounts payable                                            508,500             499,900
        Accrued compensation                                        115,700              55,900
        Accrued pension liability (Note 7)                          145,300             194,800
        Other accrued liabilities                                   156,400             127,000
        Short-term bank borrowings (Note 4)                          33,900             387,100
                                                               ------------        ------------

               TOTAL CURRENT LIABILITIES                            959,800           1,264,700

   Promissory notes to affiliated parties  (Note 4)               1,571,600           1,571,600
   Long-term bank borrowings  (Note 4)                                                   33,900
   Accrued pension liability  (Note 7)                              409,000             486,300

STOCKHOLDERS' EQUITY
   Preferred stock, par value and liquidation value
       $1 per share  authorized - 10,000,000 shares;
       5,400,000 shares issued and outstanding (Note 11)          5,400,000           5,400,000
   Common stock, par value $1 per share
     authorized - 15,000,000 shares; 8,293,366 shares
     issued  in 1998 and 1997                                     8,293,400           8,293,400
   Less: Treasury stock (at cost)-500 shares                           (500)               (500)
   Capital in excess of par value                                 7,316,000           7,316,000
   Accumulated deficit                                          (13,009,200)        (14,866,200)
   Additional minimum liability (Note 7)                           (301,600)           (297,500)
                                                               ------------        ------------
   TOTAL STOCKHOLDERS' EQUITY                                     7,698,100           5,845,200
                                                               ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                      10,638,500        $  9,201,700
                                                               ============        ============


                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       AND
                              COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                      (Dollar amounts rounded to hundreds)

                                                           1998                         1997
                                             ----------------------------------   ---------------------------------
                                                                 Comprehensive                        Comprehensive
                                                                     Income                               (loss)
Preferred stock:
     Balance at December 31,                 $  5,400,000                         $  5,400,000
           (5,400,000 shares)
Common stock:
      Balance at December 31                    8,293,400                            8,293,400
           (8,293,366 shares)
Capital in excess of par value:                 7,316,000                            7,316,000
     Balance at December 31,
Accumulated deficit:
     Balance at January 1                     (14,866,200)                         (14,570,000)
     Net income (loss)                          1,857,000        1,857,000            (296,200)           (296,200)
                                             ------------                         ------------
     Balance at December 31,                  (13,009,200)                         (14,866,200)

Accumulated other comprehensive
     loss:
           Balance at January 1                  (297,500)                             (82,100)
           Additional minimum pension
           liability                               (4,100)          (4,100)           (215,400)           (215,400)
                                                                 ---------                                --------
           Comprehensive income (loss)                           1,852,900                                (511,600)
                                                                 =========                                ========
                                             ------------                         ------------
Balance at December 31                           (301,600)                            (297,500)
Treasury stock:
     Balance at December 31,                         (500)                                (500)
           (500 shares)
                                             ------------                         ------------
Total Stockholders' equity                   $  7,698,100                         $  5,845,200
                                             ============                         ============

                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1998 and 1997

                      (Dollar amounts rounded to hundreds)

                                                                         1998                1997
                                                                     ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                              $ 1,857,000        $  (296,200)
   Adjustments to reconcile net income to
        net cash provided by operating activities:
             Depreciation                                                665,000            721,000
             Insurance proceeds, net                                  (1,140,100)          (171,000)

   Increase (decrease) from changes in:
        Accounts receivable-trade                                        (35,700)           245,300
        Inventories                                                     (232,300)           (47,200)
        Prepaid expenses                                                  95,700            (18,800)
        Other assets                                                     127,900            (33,800)
        Accounts payable                                                   8,600            (63,600)
        Accrued compensation                                              59,800            (17,200)
        Other liabilities                                               (101,400)            (4,500)
                                                                     -----------        -----------
               Cash Flow Provided by Operating Activities              1,304,500            314,000

CASH FLOW FROM (USED IN) INVESTING ACTIVITIES:
   Capital expenditures                                                 (346,500)          (450,400)
    Insurance proceeds, net                                            1,140,100            171.000
                                                                     -----------        -----------
          Net Cash From (Used in) Investing Activities                   793,600           (279,400)
CASH FLOW FROM FINANCING ACTIVITIES:
   Bank (repayment) borrowings                                          (387,200)           249,300
                                                                     -----------        -----------
          Cash Flow (Used in)/Provided by Financing Activities          (387,200)           249,300
                                                                     -----------        -----------
INCREASE/(DECREASE) IN CASH                                            1,710,900            283,900
Cash at Beginning of Period                                              711,800            427,900
                                                                     -----------        -----------

CASH AT END OF PERIOD                                                $ 2,422,700        $   711,800
                                                                     ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                        $   131,600        $   129,200
                                                                     ===========        ===========

Income taxes paid                                                    $      --          $      --
                                                                     ===========        ===========
NON - CASH TRANSACTION:
Minimum pension liability adjustment:                                $     4,100        $   215,400
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

                          FAIRMOUNT CHEMICAL CO., INC.
                          Notes to Financial Statements
           (Dollar amounts rounded to hundreds, except per share data)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

         Fairmount  Chemical  Co.,  Inc.  ("Fairmount"  or  "the  Company")  was
incorporated   in  1938  under  New  Jersey  Law  and  is  in  the  business  of manufacturing and distributing specialty chemicals.


RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1998 presentation.


REVENUE

         Revenue is recognized on the date of invoice to a customer and invoices are prepared on or after the date of shipment. The Company's terms are FOB shipping point and accordingly title for goods pass to the customer when product is shipped. Sales are generally final, without a right of return. If the product does not meet specifications, the Company may accept returns.


CASH EQUIVALENTS

         Cash equivalents are all highly liquid short-term investments with a maturity of three months or less.


ACCOUNTS RECEIVABLE

         Trade accounts receivable are recorded at the invoice amount. Potential uncollectable amounts are recognized when in the judgment of management, collection is in doubt. There were no provisions on allowances for bad debts recorded in 1998 or 1997.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. There are no general and administrative cost in inventory.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred, and expenditures for renewals and betterments are capitalized. Gains or losses on sales or retirements are recognized in income.

         The Company reviews the carrying value of its assets for impairment whenever events or changes in circumstances indicate that the amount of assets may not be fully recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. The asset will be written down to fair value if it is determined that its carrying value is not recoverable by operations. Discounted cash flows or appraised values are used to determine the fair market value, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. The Company considers various valuation factors in determining fair value, principally discounted cash flows to assess any impairment amount.

         Depreciation expense was $655,000 and $721,000 in 1998 and 1997 respectively. The estimated useful lives of classes of assets are as follows:

                   Asset Description                               Life (years)
                   -----------------                               ------------
                     Buildings                                          20
                     Machinery & Equipment                           5  to 10
                     Vehicles                                        3  to   5
                     Furniture and Fixture                           5  to  10

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

STOCK-BASED COMPENSATION

         The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", in 1996. As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion ("APO") No. 25, "Accounting For Stock Options".

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 1998 and 1997, the fair values of the Company's financial instruments, principally cash and debt, approximates their carrying amount.

SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION

         The Company operates principally in one industry segment, the manufacture, distribution and sale of specialty and fine organic chemicals.

NOTE 2.  INVENTORIES

         Inventories at December 31, consisted of:

                                  1998             1997
                               ----------       ----------
          Finished goods       $1,715,700       $1,452,800
          Raw materials           226,200          256,800
                               ----------       ----------
                               $1,941,900       $1,709,600
                               ==========       ==========

           The reserve for obsolete inventory was $70,700 and $35,400 at December 31, 1998 and 1997, respectively.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, by major classification, at December 31, 1998 and 1997 is summarized as follows:

                                                    1998             1997
                                                ----------       ----------
          Land                                  $  259,300       $  259,300
          Buildings                              3,527,700        3,461,500
          Machinery and  equipment               4,796,500        4,562,500
          Vehicles                                  66,800           66,800
          Furniture and fixtures                   135,000           88,700
                                                ----------       ----------
                                                 8,785,300        8,438,800
          Less:  Accumulated depreciation        4,599,400        3,934,400
                                                ----------       ----------
                                                $4,185,900       $4,504,400
                                                ==========       ==========

         Construction in progress of approximately $75,300 at December 31, 1998 and $39,800 at December 31, 1997 is included in machinery and equipment.

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

         The promissory note to the Leistner Estate for $491,600 is subordinated to the Company's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility. Interest paid on the promissory notes/long-term debt to affiliated parties was $110,600 in 1998. Interest paid on long-term debt to affiliated parties was $94,300 in 1997.

         On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust (the "Trust"). This trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of the Company, as well as the promissory notes held by the Leistner Estate.

NOTE 5.  LONG-TERM DEBT

                                                       1998           1997
                                                    --------       --------
          Capital Expenditures Line of Credit       $ 33,900       $ 84,500
          Working Capital Line of Credit                 -0-        336,500
                                                    --------       --------
          Less Current Indebtedness                   33,900        387,100
                                                    --------       --------
          Long Term Debt                            $      0       $ 33,900
                                                    ========       ========


         In July 1996, the Company obtained a $1,250,000 line of credit from Summit Bank. The line of credit is comprised of two separate available balances. There is $750,000 available for working capital purposes and $500,000 available to finance capital expenditures. Interest on the borrowings are at the bank's prime rate plus 1%. Borrowings and repayments under the working capital line of credit are handled on a revolving credit basis. Borrowings against the capital expenditures line of credit are treated as a three-year note. The line of credit is subject to an annual review for renewal. The bank has been given a first security interest in the accounts receivable, inventory, and personal property of the Company. The line of credit was renewed during the second quarter of 1998 and is due for renewal during the second quarter of 1999.


NOTE 6. STOCK OPTIONS


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


         In addition to the incentive stock options, effective January 12, 1998, Dr. Reidar Halle, President and Chief Executive Officer of the Company was granted stock options to purchase One Million (1,000,000) share of common stock at an exercise price of eleven cents ($.11) per share subject to the following vesting schedule

                      Exercise Date               Exercisable Options
                      -------------               -------------------
                    January 12, 1999                   334,000
                    January 12, 2000                   333,000
                    January 12, 2001                   333,000

Stock option transactions for the years ended December 31, 1998 and 1997:

                                        1998                        1997
-----------------------------------------------------------------------------------
                               Shares          Price         Shares          Price
-----------------------------------------------------------------------------------
          Outstanding
          at beginning
          of the year            72,500       $   1.00      164,000        $   1.00

          Granted             1,000,000            .11         --

          Forfeited                --         $   1.00      (59,500)       $   1.00

          Expired                  --         $   1.00      (32,000)       $   1.00
-----------------------------------------------------------------------------------

          Outstanding
          at end
          of the year         1,072,500       $    .17       72,500        $   1.00
-----------------------------------------------------------------------------------
          Exercisable            72,500       $   1.00       72,500        $   1.00
-----------------------------------------------------------------------------------
          Weighted fair
          market value                        $    .20                     $    .04
-----------------------------------------------------------------------------------

         All incentive stock options outstanding as of December 31, 1998 and 1997 are exercisable at $1.00 per share. The average life of those stock options outstanding as of December 31, 1998 and 1997 is three and four years respectively.

         The fair value of each option was estimated on the date of the grant using the Black-Scholes value of 350 large general industrial public companies. The 1998 assumptions included in this estimation are as follows: risk free interest rate of 6.23%, expected life of 9.55 years, volatility of 98%, and dividend yield of 0%. The 1997 assumptions included in this estimation are as follows: risk free interest rate of 5.87%, expected life of 4 years, volatility of 73.2%, and dividend yield of 0%.

         Using the measurement principles of SFAS 123 "Accounting for Stock Based Compensation", the proforma effect on net earnings and net loss of reporting incremental compensation expense would have been a reduction in net earnings income of $214,800 and an increase in net loss $3,200 in 1998 and 1997, respectively. Accordingly, proforma net earnings would have been $1,642,200 in 1998, and net loss would have been $(299,400) in 1997. In addition, proforma basic and diluted earnings/(loss) per share would have been $0.20 and $0.12 in 1998, and $(0.04) and $(0.04) in 1997, respectively.

NOTE 7.  PENSION PLAN

         The Company has a defined benefit pension plan covering all of its employees. The benefits are based on years of service and the employees' compensation. The Company's funding policy is to contribute annually the statutory minimum. In 1998, the Company made contributions of $154,000 and $78,000 for the plan years of 1998 and 1997, respectively. In 1997 the Company made contributions of $141,000 and $53,500 for the plan years 1997 and 1996, respectively. Assets of the plan are held by an insurance company in guaranteed annuity contracts.

         The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1998 and 1997.

Actuarial present value of benefit obligation:

                                                                           1998               1997
                                                                    -----------        -----------
Vested benefit obligation                                           $ 3,627,400        $ 3,574,000
                                                                    -----------        -----------
Accumulated benefit obligation                                      $ 3,702,300        $ 3,663,400
                                                                    -----------        -----------
Change in projected benefit obligation
     Projected benefit obligation at beginning of year              $(3,880,700)       $(3,525,600)
     Service Cost less expense component                               (108,500)          (136,200)
     Interest Cost                                                     (255,200)          (255,100)
     Actuarial Gain/(Loss)                                              100,600           (174,400)
     Benefits Paid                                                      240,200            210,600

                                                                    -----------        -----------
     Projected benefits Obligation at end of year                    (3,903,600)        (3,880,700)

Change in plan assets
     Fair Value of Plan Assets at beginning of year                   2,982,300          2,842,100
     Actual Return on Plan Assets                                       188,900            156,300
     Employer Contribution                                              232,000            194,500
     Benefits Paid and Expenses                                        (255,200)          (210,600)
                                                                    -----------        -----------
     Fair Market Value of Plan Assets at end of year                  3,148,000          2,982,300
                                                                    -----------        -----------
Fund status                                                            (755,600)          (898,400)

Unrecognized net obligation (asset)                                      33,100             44,200
Unrecognized prior service cost                                         (54,900)           (68,300)
Unrecognized net (gain) or loss                                         524,700            583,100
                                                                    -----------        -----------
Prepaid (accrued) benefit cost recognized in the
financial statements                                                   (252,700)          (339,400)
                                                                    ===========        ===========

Amount recognized in the statement of
financial position consist of
          Accrued benefit liability                                    (554,300)          (681,100)
          Intangible asset                                                    0             44,200
          Accumulated other comprehensive income                        301,600            297,500
                                                                    -----------        -----------

Net amount recognized                                                  (252,700)          (339,400)
                                                                    ===========        ===========

Reconciliation of (Accrued)/Prepaid:
          (Accrued)/Prepaid Pension Cost at beginning of year          (339,400)          (371,000)
           Minus Net periodic Pension Cost                              145,300            162,900
          Plus Contribution                                             232,000            194,500
                                                                    -----------        -----------
                                                                       (252,700)          (339,400)
                                                                    ===========        ===========

         Net pension cost included in operating results for 1998 and 1997 amounted to $145,300 and $162,900 respectively and was comprised of the following:

          Service cost                                               $ 108,500            $ 136,200

          Interest cost on projected benefit obligation                255,200              255,100

          Return on plan assets                                       (188,900)             156,300)

          Net amortization and deferral                                (29,500)             (72,100)
                                                                     ---------            ---------
          Total net pension cost                                     $ 145,300            $ 162,900
                                                                     =========            =========


         The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation, the accumulated benefit obligation, and vested benefit obligation as of December 31, 1998 and 1997 was
7.0 % and future salaries increases of 5.0 % per annum plus the component for merit and promotion and expected return on assets of 8.0 %, respectively.

         The provisions of SFAS No. 87, "Employees Accounting for Pensions", requires recognition in the balance sheet of an additional minimum liability when accumulated benefits are in excess of plan assets. The Company recorded a net adjustment of $4,100 and $215,400, to recognize the additional minimum liability in 1998 and 1997, respectively. The adjustment had no effect on 1998 operations but was accounted for as a further reduction of stockholders' equity.

NOTE 8.  INCOME TAXES (BENEFITS)

         The Company has not provided for any federal or state income taxes for the years ended December 31, 1998 and December 31, 1997 due to net operating losses utilized.

         Income tax expense for the years ended December 31, 1998 and 1997 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of the following:

                                                                                      1998           1997
                                                                                   ---------        ----------
          Computed "expected" tax (benefit)                                        $ 631,400        $ (70,900)
          State tax net of federal benefit                                           111,300          (12,400)
          Loss of state net operating loss carryforwards                              51,600          123,000
          Change in valuation allowance                                             (810,200)         (46,400)
          Non-deductible penalties                                                    15,600            4,700
          Non-deductible travel and entertainment                                        300            2,000
                                                                                   ---------        ---------
                                                                                   $     -0-        $    -0-
                                                                                   =========        =========

         The temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below.

                                                                   1998                1997
                                                               -----------        -----------
          Deferred tax assets:
                    Involuntary conversion                     $      --          $    64,000
                    Restructuring                                    1,100             12,700
                    Bonus                                           22,700
                    Pension                                        126,100            145,800
                    Interest                                       196,600            196,600
                    Inventory                                       35,500             85,200
                    Research and development tax credits           434,000            434,000
                    Net operating loss - state                      29,700            127,200
                    Net operating loss - federal                 3,726,100          4,201,000
                                                               -----------        -----------
          Total tax assets                                       4,571,800          5,266,500
          Valuation allowance                                    4,239,600          5,049,800
                                                               -----------        -----------
          Net deferred tax assets                                  332,200            216,700
          Deferred tax liability:
            Depreciation deferred tax credit                      (332,200)          (216,700)
                                                               ===========        ===========
          Net deferred tax asset                               $    -0-           $      -0-
                                                               ===========        ===========

         The Company has federal net operating loss carryforwards of approximately $10,959,000, which expire in years 1999 through 2007.

NOTE 9.  NET EARNINGS (LOSS) PER SHARE

         Basic earnings per share are based on the net earnings/(loss) of the Company since there were no preferred dividends paid in 1998 and 1997. Diluted earnings per share is calculated in 1998 by dividing the net earnings of the Company by the weighted average number of shares outstanding adjusted for dilutive common share equivalents including preferred stock and shares granted under stock option arrangements. The following summarizes the calculations of basic and diluted earnings per share for the year ended December 31, 1998:

                               For The Year Ended
                                December 31, 1998

                                             Income           Shares         Per Share
                                           Numerator         Denominator      Amount
                                           ---------         -----------      ------
          Basic Earning per Share          $1,857,000        8,290,866       $   0.22
                                                                             ========
          Effect of Dilutive Shares:
               Preferred Stock                   --          5,400,000
                Options                          --            486,047
                                           ----------       ----------
          Diluted Earnings per Share       $1,857,000       14,178,913       $   0.13
                                           ==========       ==========       ========

         Due to the Company reporting a loss for 1997, the exercise of options and the conversion of the preferred stock is not assumed, as the result would be anti-dilutive.

NOTE 10.  IMPAIRMENT OF LONG-LIVED ASSETS

         The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. The asset will be written down to fair value if it is determined that its carrying value is not recoverable by operations. Discounted cash flows or appraised values are used to determine the fair market value, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Adoption of this Statement did not have an impact on the Company's financial position or results of operations.

NOTE 11.  PREFERRED STOCK

       The preferred shareholder may convert all or any portion of the shares of preferred stock owned share-for-share to common stock at any time. The Company may redeem all or any part of its preferred stock by paying the holders par value for each such share redeemed. The preferred shareholder may redeem at par value all or any portion of the shares of preferred stock owned and/or convert share-for-share all or any portion of the shares of preferred stock owned to common stock if there is significant change of ownership or control, sale of the business or reorganization. After written notice of an impending significant change of ownership, each preferred stockholder shall have 15 day to require redemption and/or conversion. Dividends, as declared and determined by the Board from time to time, are cumulative. There were no dividends declared during 1998 and 1997. In the event of involuntary liquidation, each preferred shareholder is entitled to cash payment, at par value plus declared but unpaid dividends in preference over the common stockholders. There are no restrictions on retained earnings.

NOTE 12.  FOREIGN SALES AND MAJOR CUSTOMERS

         The business of the Company is the manufacturing and distribution of chemical products, principally to customers in the domestic market. Export sales in 1998 and 1997 amounted to $5,636,600 and $4,751,300, respectively. During 1998, four customers accounted for approximately 49.9 % of the Company's sales. During 1997, three customers accounted for approximately 33.6% of the Company's sales. The loss of one of these customers could have a material adverse effect on the Company's business.

         Major foreign geographical areas contributed the following percentages to net sales:

                                                             1998          1997
                                                            ------        ------
          Europe                                             17.0%         24.9%
          Asia                                               12.3%           .8%
          Other Export                                       14.7%         14.2%

              (includes Canada, Columbia & Israel)

NOTE 13. COMPREHENSIVE INCOME

         In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income is any change in the Company's equity from transactions and other events originating from non-owner sources. For the Company, these changes include reported net income and changes in the additional minimum pension liability. The change in additional minimum pension amounted to $4,100 and $215,400 in 1998 and 1997 respectively.

NOTE 14.  ENVIRONMENTAL MATTERS AND COMMITMENTS AND CONTINGENCIES

         The Company has received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970's the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the EPA are related to historical rather than present events. The Company's has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible parties will bring claims against the Company alleging that it is at least partially responsible for the contamination. To date, no litigation has commenced with respect to these matters.

         It is the Company's policy to accrue and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. These accruals are reviewed periodically and adjusted, if necessary, as additional information become available. These accruals can change substantially due to such factors as additional information on the nature or extent of the contamination, methods of remediation required and other actions by government agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years. The Company has not accrued cost associated with the above two matters, because the amounts can not be reasonably estimated.

         Legal counsel has advised that there has been no quantified demand but Fairmount has been placed on notice of potential liability in connection with the aforementioned matters; accordingly management does not believe that the resolution of such matters will not have a material adverse affect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

         A bodily injury claim was filed against the Company on December 2, 1998 in the Superior Court of New Jersey Law Division, Hudson County. The plaintiff alleges that on March 25, 1997, the date of an explosion at the Company's plant, the force of the explosion threw him backward and resulted in injuries. The plaintiff was an invitee upon the adjoining property to the Company. The Company has not received details as to the extent of the injuries or for the dollar value of the claim.

         Environmental compliance, waste disposal and regulatory fees aggregated $257,300 and $210,300 in 1998 and 1997 respectively. These costs are included in general and administrative expenses.

         The Company is subject to various claims, and other routine litigation arising in the normal course of its business. Management believes that the resolution of such matters will not have a material adverse affect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

NOTE 15.  SECOND QUARTER 1997 RESTRUCTURING

                  During the second quarter of 1997 the Company's management conducted a review of operations and of the financial condition of the Company and concluded that it was necessary to implement a restructuring of the organization. As a result, in May, the Company reduced the workforce by a total of six salaried and twelve hourly employees. The Company also decided to discontinue the manufacturing of a number of small volume products that were no longer profitable to produce. Net income for 1997 included a restructuring charge of $310,000 for severance, early retirement and accrued vacation time earned during the severance period. Substantiality all of these cost were paid out before December 31, 1997. As of December 31, 1997 the unpaid balance was $52,200 of which $49,400 was paid out during 1998. The remaining balance will be paid out by December 31, 1999.

NOTE 16.  SUBSEQUENT EVENTS

         During February 1999 the Company received a payment of $375,000 from its property insurance carrier as final settlement for the property damages sustained from the March 25, 1997 dryer explosion. This payment is in addition to $1,140,100 received in January 1998 and $200,000 received during the second quarter of 1997. The Company incurred certain professional cost related to the settlement, which has been reflected in 1997 results. The destroyed assets, principally property, plant and equipment, were fully depreciated at the time of the incident.

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 9. Directors, Executive Officers and Control Persons of the Issuer, Compliance with Section 16(a) of the Exchange Act.

         Incorporated  by  reference  to  Fairmount's   1999  Definitive   Proxy
Statement.

Item 10.  Executive Compensation

         Incorporated  by  reference  to  Fairmount's   1999  Definitive   Proxy
Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Incorporated  by  reference  to  Fairmount's   1999  Definitive   Proxy
Statement.

Item 12.  Certain Relationships and Related Transactions

         Incorporated  by  reference  to  Fairmount's   1999  Definitive   Proxy
Statement.

Item 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Reference is made to the Index of Exhibits commencing this page; all Exhibits are listed.

         (a) (3)  Exhibits:

         (3) Restated Certificate of Incorporation filed May 11, 1982 with Secretary of State of New Jersey, incorporated by reference from Fairmount's Form 10-K for the fiscal year ending December 31, 1982 (Exhibit 3.3).

         (3) Restated Certificate of Incorporation filed May 13, 1993 with the Secretary of State of New Jersey, incorporated by reference from Fairmount's Form 10-KSB or the fiscal year ending December 31, 1993 (Exhibit 3.1.).

         (3) Restated Certificate of Incorporation filed June 8, 1994 with the Secretary of the State of New Jersey, incorporated by reference from Fairmount's Form 10-KSB for the fiscal year ending December 31, 1994 (Exhibit 3.1.).

         (3) Certificate of Amendment to Certificate of Incorporation filed June 9, 1986 with Secretary of State of New Jersey, incorporated by reference from Fairmount's Form 10-KSB for the fiscal year ending December 31, 1986 (Exhibit 3.1.).

         (3) Certificate of Amendment to Certificate of Incorporation filed June 1, 1988 with Secretary of State of New Jersey, incorporated by reference from Fairmount's Form 10-K for the fiscal year ending December 31, 1988 (Exhibit 3).

         (3) By-laws as last amended February 21, 1984, incorporated by reference from Fairmount's Form 10-K for the fiscal year ending December 31, 1983 (sequentially numbered pages 56 through 69).

         (4) Letter Agreement extending the date for maturity of current indebtedness to Fairmount Fund and the Estate of Leistner to April 1, 1998 incorporated by reference from the Company's Form 10-KSB for the fiscal year ending December 31, 1996. (Exhibit 4(a)).

         (4) Employment agreement between Todd K. Walker (Employee) and Fairmount incorporated by reference from Fairmount's Form 10-KSB for the fiscal year ending December 31, 1994 as Exhibit 4(b).

         (4) Termination of the 1992 Credit Facility Loan Agreement incorporated by reference from Fairmount's Form 10-KSB for the fiscal year ended December 31, 1997 as Exhibit 4(a).
XXX

         (10)(i) Amendment No. 10, dated September 10, 1987, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and the Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 100,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         (10)(i)  Amendment No. 11, dated December 17, 1987, to the Statement on
                  Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 133,334 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         (10)(i)  Amendment  No. 12,  dated July 7, 1988,  to the  Statement  on
                  Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982, and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         (10)(i)  Amendment  No. 13,  dated  August 7, 1989 to the  Statement on
                  Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         (10)(i)  Amendment  No. 14,  dated May 23,  1990,  to the  Statement on
                  Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 1,500,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix..

         (10)(i)  Amendment No. 15, dated  December 5, 1990, to the Statement on
                  Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix..

         (10)(i) Statement on Schedule 13D, dated April 6, 1992, previously filed by William E. Leistner with the Securities and Exchange Commission on April 15, 1992 with respect to the liquidation and winding up of Phoenix Chemical Company and the distribution of 3,789, 200 shares of Fairmount's common stock to Leistner, who was a 60% partner in Phoenix, as the result of such liquidation is incorporated into Part III.

         (10)(i) Statement on Schedule 13D, dated April 6, 1992, previously filed by the Estate of Olga H. Knoepke, with the Securities and Exchange Commission on May 4, 1992, with respect to liquidation and winding up of Phoenix Chemical Company and the distribution of 2,526,134 shares to the Estate of Olga H. Knoepke, who was a 40% partner in Phoenix, as the result of such liquidation is incorporated into Part III.

         (10)(i)  Statement  on  Schedule  13D,  dated   September  19,  1993,
                  previously filed by the Estate of William E. Leistner with Securities and Exchange Commission on March 30, 1994 with respect to the Estate of William E. Leistner acquiring direct beneficial ownership of William E. Leistner's shares of Common Stock and 5,400,000 shares of Preferred Stock of Fairmount Chemical Co., Inc. upon his death on September 19, 1993 is incorporated into Part III.

         (10)(i)  Amendment No. 1, dated December 28, 1992, to the Statement on
                  Schedule 13D, previously filed by William E. Leistner with the Securities and Exchange Commission on April 14, 1992, with respect to Fairmount's issuance to Leistner of 1,000,000 shares of Fairmount's Common Stock in cancellation of current debt to Leistner is incorporated into Part III.

         (10)(i) Form 8-K of the Company, previously filed September 10, 1987, with respect to Issuer's issuance to Phoenix Chemical Company of 100,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

(10)(ii)(A) Incentive Stock Option Plan, incorporated by reference to Fairmount's Definitive Proxy Statement for its Annual Meeting of Stockholders held April 19, 1983 (Exhibit A), and amendment thereto, incorporated by reference from the Fairmount's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 15, 1985 (Exhibit A); Incentive Stock Option Plan, as amended in 1988, incorporated by reference from Fairmount's Form 10-K for the fiscal year ending December 31, 1988 (Exhibit 10); and amendment to Incentive Stock Option Plan in 1991, incorporated by reference to Fairmount's
                  Definitive Proxy Statement for its Annual Meeting of Stockholders held May 6, 1991 (Exhibit A).

         (23.1) Consent of KPMG LLP, Independent Certified Public Accountants, attached to this Form 10-KSB as Exhibit 24, sequentially numbered page 33.

         (27)     Financial Data Schedule

         (b)      Reports on Form 8-K during the last quarter of 1998 - None.

         SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               FAIRMOUNT CHEMICAL CO., INC.
                               Registrant


                               By: /S/Dr. Reidar T. Halle
                               -----------------------------------------------
                                   Chief Executive Officer and President



                               By: /S/William C. Kaltnecker
                               -----------------------------------------------
                                   Controller

         In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date
---------                           -----                                       ----
/S/Howard R. Leistner                Chairman of the Board                      March 30,1999
---------------------------
(Howard R. Leistner)


/S/Dr. Reidar T. Halle               Director, Chief Executive Officer,         March 30,1999
---------------------------         President
(Dr. Reidar T. Halle)


/S/Richard Mizrack                    Director                                  March 30,1999
---------------------------
(Richard Mizrack)