Form 10QSB
period 1999-03-31
FAIRMOUNT CHEMICAL CO INC
filed 1999-05-14
CIK 34296

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 1999
                                  --------------

Commission file Number                1-4591
                                  --------------

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter.)

          New Jersey                                             22-0900720
-------------------------------                               ----------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 117 Blanchard Street, Newark, NJ         07105
          -------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (973)-344-5790
                                                    --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES |X|     NO |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

      Common Stock, $1 Par Value - 8,292,866 shares as of April 1, 1999

                                      INDEX

                                                                           PAGE

PART I         FINANCIAL INFORMATION

      Item 1.

               Statements of Operations
                        Three months March 31, 1999 and 1998               3

               Balance Sheets
                        March 31, 1999 and December 31, 1998               4

               Statement of Stockholders' Equity and Comprehensive
               Income for three months ended March 31, 1999 and
               1998                                                        5

               Statements of Cash Flows
                        Three months ended March 31, 1999 and 1998         6

               Notes to Financial Statements                               7-9

      Item 2.

               Management's Discussion and Analysis of
                        Financial Condition and Results of Operations      10-13

PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings                                           14

      Item 6.  Exhibits and Reports on Form 8-K                            14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          FAIRMOUNT CHEMICAL CO., INC.

                            Statements of Operations

               For The Three Months Ended March 31, 1999 and 1998
           (Dollar amounts rounded to hundreds, except per share data)
                                   (Unaudited)

                                                      Three Months Ended

                                              March 31, 1999     March 31, 1998
                                              --------------     --------------
Net sales                                      $  2,245,500       $  3,217,800

Cost of goods sold                                2,019,400          2,465,600
                                               ------------       ------------

Gross profit                                        226,100            752,200

Research & development                              100,300             85,000
Selling, general and
  administrative expense                            454,800            467,000
                                               ------------       ------------
        Operating income (loss)                    (329,000)           200,200

Interest expense                                     32,800             35,900
Insurance proceeds                                 (375,000)        (1,140,100)
Other (income) expense                              (28,100)           (16,300)
                                               ------------       ------------
Net income before income taxes                       41,300          1,320,700

Income taxes                                             --                 --
                                               ------------       ------------
      Net earnings                             $     41,300       $  1,320,700
                                               ============       ============
Earnings per share
     Basic                                     $         --       $        .16
                                               ============       ============
     Diluted                                   $         --       $        .10
                                               ============       ============
Common shares and equivalents
  outstanding

     Basic                                        8,292,866          8,292,866
                                               ============       ============
     Diluted                                     14,232,026         13,692,900
                                               ============       ============

                 See Accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                                 Balance Sheets
                      (Dollar amounts rounded to hundreds)

                                                        March 31, 1999  December 31, 1998
                                                        --------------  -----------------
                                                         (Unaudited)
Assets
   Current Assets:
       Cash                                              $  2,391,400      $  2,422,700
       Accounts receivable-trade                            1,812,600         1,881,400
       Inventories                                          2,457,500         1,941,900
       Prepaid expenses                                       156,000           186,800
       Other current assets                                    47,300            19,100
                                                         ------------      ------------
          Total Current Assets                              6,864,800         6,451,900

Property, plant and equipment
    less accumulated depreciation of
    $4,779,400 and $4,599,400 as of March
    31, 1999 and 1998, respectively                         4,058,200         4,185,900
Other assets                                                      700               700
                                                         ------------      ------------
Total Assets                                             $ 10,923,700      $ 10,638,500
                                                         ============      ============
Liabilities and Stockholders' Equity
    Current Liabilities:
        Accounts payable                                 $    861,900      $    508,500
        Accrued compensation                                   52,700           115,700
        Pension liability                                     185,900           145,300
        Other accrued liabilities                              82,000           156,400
        Short-term bank borrowings                             21,200            33,900
                                                         ------------      ------------
             Total Current Liabilities                      1,203,700           959,800

     Promissory notes to affiliated parties                 1,571,600         1,571,600
     Pension liability                                        409,000           409,000

Stockholders' Equity
   Preferred stock, par and liquidation value $1 per
     share authorized - 10,000,000 shares; 5,400,000
     shares issued and outstanding                          5,400,000         5,400,000
   Common stock, par value $1 per share
     authorized - 15,000,000 shares; 8,293,366 shares
     issued and outstanding in 1999 and 1998                8,293,400         8,293,400
   Less:  Treasury stock (at cost) - 500 shares                  (500)             (500)
   Capital in excess of par value                           7,316,000         7,316,000
   Accumulated deficit                                    (12,967,900)      (13,009,200)
   Additional minimum pension liability                      (301,600)         (301,600)
                                                         ------------      ------------
         Total Stockholders' Equity                         7,739,400         7,698,100
                                                         ------------      ------------
Total Liabilities and Stockholders' Equity               $ 10,923,700      $ 10,638,500
                                                         ============      ============

                 See accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                  Statement of Changes in Stockholders' Equity
                                       and
                              Comprehensive Income
                 For Three Months Ended March 31, 1999 and 1998

                      (Dollar amounts rounded to hundreds)

                                                    1999                           1998
                                          ------------------------    -------------------------------
                                                     Comprehensive                      Comprehensive
                                                            Income                             Income
                                                            ------                             ------
Preferred stock:
     Balance at March 31,                $ 5,400,000                     $ 5,400,000
           (5,400,000 shares)

Common stock:
      Balance at March 31                  8,293,400                       8,293,400
           (8,293,366 shares)

Capital in excess of par value:            7,316,000                       7,316,000
     Balance at March 31,

Accumulated deficit:
     Balance at January 1                (13,009,200)                    (14,866,200)
     Net income                               41,300        41,300         1,320,700        1,320,000
                                         -----------                     -----------
     Balance at March 31,                (12,967,900)                    (13,545,500)

Accumulated other comprehensive
     loss:
           Balance at January 1             (301,600)                       (297,500)
           Additional minimum pension
           liability                              --            --                --               --
                                                           -------                         ----------
           Comprehensive income                            $41,300                         $1,320,000
                                                           =======                         ==========
                                         -----------                     -----------
Balance at March 31                         (301,600)                       (297,500)

Treasury stock:
     Balance at March 31,                       (500)                           (500)
           (500 shares)
                                         -----------                     -----------
Total Stockholders' Equity               $ 7,739,400                     $ 7,165,900
                                         ===========                     ===========

                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                            Statements of Cash Flows

               For The Three Months Ended March 31, 1999 and 1998
                      (Dollar amounts rounded to hundreds)
                                   (Unaudited)

                                                          1999           1998
                                                      -----------    -----------
Cash Flow from Operating Activities:
   Net earnings                                       $    41,300    $ 1,320,700
   Adjustments to reconcile net earnings to
        net cash (used in) provided by operating
        activities:
             Depreciation                                 180,000        180,000
             Insurance proceeds, net                     (375,000)    (1,140,100)

   Increase (decrease) from changes in:
        Accounts receivable-trade                          68,800        (28,500)
        Inventories                                      (515,600)      (462,300)
        Prepaid expenses                                   30,800         (7,500)
        Other assets                                      (28,200)         5,600
        Accounts payable                                  353,400        345,800
        Accrued compensation                              (63,000)        39,500
        Other liabilities                                 (33,800)        66,800
                                                      -----------    -----------
               Cash Flow (Used in) Provided by
                 Operating Activities                    (341,300)       320,000

Cash Flow Provided by Investing Activities:
   Capital expenditures                                   (52,300)       (29,000)
    Insurance proceeds, net                               375,000      1,140,100
                                                      -----------    -----------
          Net Cash Provided by Investing Activities       322,700      1,111,100

Cash Flow Used in Financing Activities:
   Bank (repayment) borrowings                            (12,700)      (212,700)
                                                      -----------    -----------
          Cash Flow Used in by Financing Activities       (12,700)      (212.700)
                                                      -----------    -----------
(Decrease)/Increase in Cash                               (31,300)     1,218,400

Cash at Beginning of Period                             2,422,700        711,800
                                                      -----------    -----------

Cash at End of Period                                 $ 2,391,400    $ 1,930,200
                                                      ===========    ===========
Supplemental Disclosure of Cash Flow Information:

Interest paid                                         $    32,800    $   129,200
                                                      ===========    ===========
Income taxes paid                                     $        --    $        --
                                                      ===========    ===========

                 See accompanying Notes to Financial Statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  March 31,1999

Note 1. Summary of Significant Accounting Policies

ORGANIZATION

      The accompanying financial statements, which should be read in conjunction with the financial statements of Fairmount Chemical Co., Inc. (the "Company") included in the 1998 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

      No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at March 31, 1999 and 1998 for that portion of deferred tax assets which are not presently considered more likely than not to be realized.

FINANCIAL STATEMENTS

      The statements of operations for the three months ended March 31, 1999 and 1998, the statements of cash flows for the three months ended March 31, 1999 and 1998, and the balance sheet as of March 31, 1999 are unaudited. The balance sheet as of December 31, 1998 is audited.

Note 2. Earnings Per Share

      Basic earnings per share are based on the net earnings/(loss) of the Company since there were no preferred dividends paid in the periods ending March 31, 1999 and 1998. Diluted earnings per share is calculated by dividing the net earnings of the Company by the weighted average number of shares outstanding adjusted for dilutive common share equivalents including preferred stock and shares granted under stock option arrangements. As of March 31, 1999 and 1998, 1,072,500 stock options were outstanding, 72,500 with an exercise price of $1.00 per share 1,000,000 with an exercise price of $.11 per share.

Note 3. Long Term Promissory Notes to Affiliated Parties

      All promissory notes have similar terms and conditions. Interest payable from January 1, 1998 through December 31, 1998 is at the rate of 7% per annum. Interest payable thereafter commencing with 1999, is at the corporate base rate posted by Citibank, N. A. (or its successor) on the last banking day of the previous calendar year. All of the promissory notes are subordinated to the Company's line of credit financing with Summit Bank and are collateralized by security agreements on the Company's accounts receivable, inventories and personal property. All promissory notes are due January 1, 2005. Interest paid on long-term debt to affiliated parties during the three months ended March 31, 1999 was $28,400 and $27,500 during the three months ended March 31, 1998.

        Promissory Notes:
                 Leistner Trust                                  $   491,600
                 Leistner Trust                                  $   648,000
                 da Mota Family Partnership                      $   224,600
                 Glen da Mota                                    $   142,500
                 Lynn da Mota                                    $    64,800
                                                                 -----------
                                                                 $ 1,571,600
                                                                 ===========

Note 4. Bank Borrowings

      The Company has a $1,250,000 line of credit from Summit Bank. The line of credit is comprised of two separate available balances. There is $750,000 available for working capital purposes and $500,000 available to finance capital expenditures. Interest on the borrowings is at the bank's prime rate plus 1%. Borrowings and repayments under the working capital line of credit are handled on a revolving credit basis. Borrowings against the capital expenditure line of credit are treated as a three-year note. The line of credit is subject to an annual review for renewal. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company. The line of credit was renewed during the second quarter of 1998 and is due for renewal during the second quarter of 1999. Management is not aware of any matters that would prevent the renewal of the Company's line of credit.

Note 5.  Inventories

         Inventories at March 31, 1999 and December 31, 1998 consisted of the following:

                                                 March 31, 1999    December 31, 1998
                                                 --------------    -----------------
            Finished goods                         $2,190,800         $1,715,700
            Raw materials                             266,700            226,200
                                                   ----------         ----------
                                                   $2,457,500         $1,941,900
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

      It is the Company's policy to accrue and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. These accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of the contamination, methods of remediation required and other actions by government agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years. The Company has not accrued costs associated with the above two matters, because the amounts can not be reasonably estimated.

      Management does not believe that the resolution of such matters will have a material adverse affect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

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

                          FAIRMOUNT CHEMICAL CO., INC.

Item 2.                   MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                 March 31, 1999

Liquidity and Capital Resources

      To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. The line of credit was renewed during the second quarter of 1998 and is due for renewal during the second quarter of 1999. Management is not aware of any matters that would prevent the renewal of the Company's line of credit.

      The Company's working capital increased by $169,000 during the first three months of 1999. The increase during the first quarter of 1999 was due in part to net earnings, including a payment of $375,000 received from the Company's property insurance carrier as final settlement for property damages sustained from a dryer explosion during March, 1997. In addition, contributing to the increase in working capital was higher inventories of $515,600, lower accrued compensation of $63,000 and lower other liabilities of $33,800. The increase in working capital was partially offset by lower accounts receivable of $68,800, and higher accounts payable of $353,400.

      The inventory was higher as of March 31, 1999 as compared to December 31, 1998 due to (a) increased purchases of raw materials and production in anticipation of sales that did not materialize, (b) scheduled shipments being delayed at the request of customers and (c) production of inventory for shipments scheduled for the second half of the 1999. (See Result of Operations) Accrued compensation decreased because the amounts accrued was paid during the first quarter of 1999. Other liabilities decreased due to the payment of items that were accrued as of December 31, 1998.

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

      Fairmount estimates that its total cost of its Year 2000 initiative will be approximately $75,000, of which approximately $66,000 has been incurred through March 31, 1999.

Results of Operations

      Net sales for the first three months 1999 were $2,245,500, a decrease of $972,300 or 30.2 % as compared to 1998.

                                                               Three Months Ended March 31,
                                                      1999               1998              Change
                                                   ----------         ----------         ---------
           Imaging & photographic
              chemicals                            $  236,100         $  920,100         $(684,000)
           Hydrazine blends                           594,800            562,500            32,300
           Hydrazine derivatives                      107,200            320,000          (212,800)
           Plastic additives                          790,700            872,500           (81,800)
           Specialty chemicals                        516,700            542,700           (26,000)
                                                   ----------         ----------         ---------
                          Total                    $2,245,500         $3,217,800         $(972,300)
                                                   ==========         ==========         =========

      The decrease in imaging chemical sales was due in part to delayed shipments from the first quarter to the second and third quarter of 1999. Fairmount had anticipated a decrease in sales during the first half of 1999, however, the decrease of $684,000 during the first quarter was much greater than anticipated. This increased the inventory level by approximately $100,000 compared to December 31, 1999.

      The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as consumer demand changes due to new imaging technologies. Fairmount is taking steps to substitute new products and increase its market share of other existing products.

      The hydrazine derivative sales decrease was due to the softening in that market and customers consolidating and reducing their inventories. One of Fairmount's major hydrazine derivative customers has moved the production of their products to other plants around the world and Fairmount anticipates that it will no longer sell the volume of product to this customer as it has done in the past. However, Fairmount believes that its hydrazine derivatives business will return to its anticipated level, and that it has not lost market share.

      Due to a change to a more cost efficient process for making the plastic additives, Fairmount experienced a slower production rate than anticipated in the first quarter. The process change resulted in higher than normal reprocessing and an increase of raw materials, intermediates and finished product in inventory of approximately $110,000 for plastic additives as compared to December 31, 1998. However, Fairmount expects that any sales short fall in the first half of 1999 will be made up during the second half of 1999.

      As in prior years, lower prices and volume for plastic additives due to competitive pressures from foreign competitors contributed to decreases in sales. Fairmount expects that the downward pressure on plastic additive prices will continue.

      In the first quarter of 1999, a specialty chemical customer required a re-qualification of one of Fairmount's products as part of their re-certification program. Raw material was purchased, and the product was produced in the first quarter of 1999; however the anticipated sale was postponed to the second quarter of 1999. This resulted in an increase in raw material and finished goods in inventory of approximately $300,000 for specialty chemicals compared to December 31, 1998

      Each class of similar products contributed the following percentage of total sales in each of the following two quarters:

                                                 Three Months Ended March 31,
                                                         1999        1998
                                                         ----        ----
         Imaging & photographic chemicals                  11%         29%
         Hydrazine blends                                  26%         17%
         Hydrazine derivatives                              5%         10%
         Plastic additives                                 35%         27%
         Specialty chemicals                               23%         17%
                                                         ----        ----
                                                          100%        100%
                                                         ====        ====

      The gross profit for the first three months of 1999 was $226,100, a decrease of $526,100 or 70 % compared to 1998. As a percent of sales the gross margin during the first three months of 1999 was 10 % compared to 23 % during 1998. The decrease in gross profit was in part due to the decrease in sales of imaging chemicals, which traditionally have higher gross margins than the Company's other product lines. In addition to lower sales volume, lower production and reprocessing also had a negative impact on gross profit.

      Research and development expenses increased by $15,300 in the first quarter of 1999 compared to the same period in 1998. The increase was primarily due to increased salaries, insurance and utilities expenses.

      Selling, general and administrative expenses decreased by $12,200 in the first quarter of 1999 compare to the same period in 1998. Selling expenses increased $10,400, and general and administrative expenses decreased by $22,600.

      Operating loss was $329,000 in the first three months of 1999 compared to operating income of $220,200 in 1998. The change in operating income was due to the above mentioned changes.

      Interest expense was lower in the first three months of 1999 versus 1998 due to a decrease in borrowings through the bank line of credit for working capital purposes. The increase was somewhat offset by an increase of 3/4 % in the interest rate on the remaining debt owed to affiliated parties per the new promissory note agreements.

      During 1999, Fairmount received gross insurance proceeds of $375,000, compared to $1,140,100 in 1998, for the property losses sustained from the March 25, 1997 explosion. Part of these proceeds were used to repair damage to adjacent buildings

      No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at March 31, 1999 and 1998 for that portion of deferred tax assets, which are not presently considered more likely than not to be realized.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      During the quarter ended March 31, 1999, there have been no material changes in the potential claims reported by the Company in its Annual Report on Form 10-KSB in "Item 1. Business - Environmental Laws and Government Regulations".

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27    Financial Data Schedule

      (b) No reports have been filed on Form 8-K during the quarter ended March 31, 1999.

                          FAIRMOUNT CHEMICAL CO., INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FAIRMOUNT CHEMICAL CO., INC.
                                             ----------------------------
                                                     Registrant


May 13, 1998                                         /s/ Reidar Halle
------------                                         ----------------
Date                                                 Reidar T. Halle
                                                     Chief Executive Officer &
                                                     President


May 13, 1999                                         /s/ William C. Kaltnecker
------------                                         -------------------------
Date                                                 William C. Kaltnecker
                                                     Controller