Form 10QSB
period 1999-06-30
FAIRMOUNT CHEMICAL CO INC
filed 1999-08-16
CIK 34296

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 1999

[ ]   Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from __________  to _____________

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

                                 (973)-344-5790
                (Issuer's Telephone Number, Including Area Code)

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

     Common Stock, $1 Par Value - 8,292,866 shares as of August 6, 1999

Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

                                      INDEX

                                                                            PAGE
PART I            FINANCIAL INFORMATION

         Item 1.

                  Statements of Operations
                           Three months and Six months ended
                           June 30, 1999 and 1998                               3

                  Balance Sheets
                           June 30, 1999 and December 31, 1998                  4

                  Statement of Stockholders' Equity and Comprehensive
                  Income for the six months ended June 30, 1999 and
                  1998                                                          5

                  Statements of Cash Flows
                           Six months ended June 30, 1999 and 1998              6

                  Notes to Financial Statements                                 7 - 10

         Item 2.

                  Management's Discussion and Analysis of
                           Financial Condition and Results of Operation         11 - 15

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                             16

         Item 4.  Submission of Matters to Vote of Security Holders             16

         Item 6.  Exhibits and Reports on Form 8-K                              16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF OPERATIONS

        For The Three Months and Six Months Ended June 30, 1999 and 1998
          (Dollar amounts rounded to hundreds, except per share data)
                                   (Unaudited)


                                           Three Months Ended                   Six Months Ended
                                    June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                    -------------     -------------     -------------     -------------
Net sales                           $  3,188,600      $  3,427,600      $  5,434,100      $  6,645,400
Cost of goods sold                     2,529,300         2,670,200         4,548,700         5,135,800
                                    ------------      ------------      ------------      ------------
           Gross profit                  659,300           757,400           885,400         1,509,600

Research and development                  89,800            99,900           190,100           184,900
Selling, general and
  administrative expense                 443,800           479,400           898,600           946,400
                                    ------------      ------------      ------------      ------------
        Operating income (loss)          125,700           178,100          (203,300)          378,300

Interest expense                          33,400            32,500            66,200            68,400
Insurance proceeds                            --                --          (375,000)       (1,140,100)
Other (income) expense                   (26,200)           (7,600)          (54,300)          (23,900)
                                    ------------      ------------      ------------      ------------
        Earnings before income
           taxes                         118,500           153,200           159,800         1,473,900

Income taxes                                  --                --                --                --
                                    ------------      ------------      ------------      ------------
      Net earnings                  $    118,500      $    153,200      $    159,800      $  1,473,900
                                    ============      ============      ============      ============
Earnings per share
     Basic                          $        .01      $        .02      $        .02      $        .18
                                    ============      ============      ============      ============

     Diluted                        $        .01      $        .01      $        .01      $        .10
                                    ============      ============      ============      ============

Common shares and equivalents
  outstanding

     Basic                             8,292,900         8,292,900         8,292,900         8,292,900
                                    ============      ============      ============      ============

     Diluted                          14,352,200        14,437,100        14,292,100        14,065,000
                                    ============      ============      ============      ============




                 See Accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                                 BALANCE SHEETS
                      (Dollar amounts rounded to hundreds)

                                                          June 30, 1999   December 31, 1998
                                                          -------------   -----------------
                                                           (Unaudited)
ASSETS
   CURRENT ASSETS:
       Cash                                               $  2,786,300      $  2,422,700
       Accounts receivable-trade                             2,102,800         1,881,400
       Inventories                                           2,761,300         1,941,900
       Prepaid expenses                                        152,900           186,800
       Other current assets                                     18,700            19,100
                                                          ------------      ------------
          Total Current Assets                               7,822,000         6,451,900

Property, plant and equipment
    less accumulated depreciation of
    $4,959,400 and $4,599,400 as of June
    30, 1999 and December 31, 1998, respectively              3,905,200         4,185,900
Other assets                                                       700               700
                                                          ------------      ------------
TOTAL ASSETS                                              $ 11,727,900      $ 10,638,500
                                                          ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
        Accounts payable                                  $  1,439,900      $    508,500
        Accrued compensation                                   131,300           115,700
        Pension liability                                      226,400           145,300
        Other accrued liabilities                              183,400           156,400
        Short-term bank borrowings                               8,500            33,900
                                                          ------------      ------------
             Total Current Liabilities                       1,989,500           959,800

     Promissory notes to affiliated parties                  1,571,600         1,571,600
     Pension liability                                         309,000           409,000

STOCKHOLDERS' EQUITY
   Preferred stock, par and liquidation value $1 per
     share authorized - 10,000,000 shares; 5,400,000
     shares issued and outstanding                           5,400,000         5,400,000
   Common stock, par value $1 per share
     authorized - 15,000,000 shares; 8,293,366 shares
     issued and outstanding in 1999 and 1998                 8,293,400         8,293,400
   Less:  Treasury stock (at cost) - 500 shares                   (500)             (500)
   Capital in excess of par value                            7,316,000         7,316,000
   Accumulated deficit                                     (12,849,400)      (13,009,200)
   Additional minimum pension liability                       (301,700)         (301,600)
                                                          ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                          7,857,800         7,698,100
                                                          ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 11,727,900      $ 10,638,500
                                                          ============      ============


                 See accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       AND
                              COMPREHENSIVE INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                      (Dollar amounts rounded to hundreds)

                                                       1999                           1998
                                          -----------------------------  -----------------------------
                                                          Comprehensive                  Comprehensive
                                                             Income                         Income
                                                          -------------                  -------------
Preferred stock:
     Balance at June 30,                  $  5,400,000                   $  5,400,000
           (5,400,000 shares)

Common stock:
     Balance at June 30,                     8,293,400                      8,293,400
           (8,293,366 shares)

Capital in excess of par value:              7,316,000                      7,316,000
     Balance at June 30,


Accumulated deficit:
     Balance at January 1                  (13,009,200)                   (14,866,200)
     Net income                                159,800       159,800        1,473,900       1,473,900

                                          ------------                   ------------
     Balance at June 30,                   (12,849,400)                   (13,392,300)

Accumulated other comprehensive
     loss:
           Balance at January 1               (301,700)                      (297,500)
           Additional minimum pension
           liability                                --            --               --              --
                                                            --------                       ----------
           Comprehensive income                             $159,800                       $1,473,900
                                                            ========                       ==========

                                          ------------                   ------------
           Balance at June 30                 (301,700)                      (297,500)

Treasury stock:
     Balance at June 30,                          (500)                          (500)
           (500 shares)
                                          ------------                   ------------
Total Stockholders' Equity                $  7,857,800                   $  7,319,100
                                          ============                   ============




                 See accompanying notes to financial statements

                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF CASH FLOWS

                 For The Six Months Ended June 30, 1999 and 1998
                      (Dollar amounts rounded to hundreds)
                                   (Unaudited)

                                                            1999             1998
                                                        -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings                                         $   159,800      $ 1,473,900
   Adjustments to reconcile net earnings to
        net cash provided by operating activities
             Depreciation                                   360,000          360,000
             Insurance proceeds                            (375,000)      (1,140,100)

   Increase (decrease) from changes in:
        Accounts receivable-trade                          (221,400)        (308,900)
        Inventories                                        (819,400)        (379,400)
        Prepaid expenses                                     33,900          123,400
        Other assets                                            400           (1,000)
        Accounts payable                                    931,400          257,900
        Accrued compensation                                 15,600            4,400
        Other liabilities                                     8,100          143,200
                                                        -----------      -----------

               Cash Flow Provided by Operating
                 Activities                                  93,400          533,400

CASH FLOW PROVIDED BY INVESTING ACTIVITIES:
   Capital expenditures                                     (79,400)        (138,600)
    Insurance proceeds                                      375,000        1,140,100
                                                        -----------      -----------

          Net Cash Provided by Investing Activities         295,600        1,001,500

CASH FLOW USED IN FINANCING ACTIVITIES:
   Bank repayment                                           (25,400)        (225,300)
                                                        -----------      -----------

          Cash Flow Used in by Financing Activities         (25,400)        (225,300)
                                                        -----------      -----------

INCREASE IN CASH                                            363,600        1,309,600

Cash at Beginning of Period                               2,422,700          711,800
                                                        -----------      -----------

CASH AT END OF PERIOD                                   $ 2,786,300      $ 2,021,400
                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                           $    66,200      $    68,400
                                                        ===========      ===========

Income taxes paid                                       $        --      $        --
                                                        ===========      ===========


                 See accompanying Notes to Financial Statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

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

REVENUE

         Revenue is recognized on the date of invoice to a customer and invoices are prepared on or after the date of shipment. The Company's terms are FOB shipping point and accordingly title for goods passes to the customer when product is shipped. Sales are generally final, without a right of return. If the product does not meet specifications, the Company may accept returns.

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

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at June 30, 1999 and 1998 for that portion of deferred tax assets which are not presently considered more likely than not to be realized.

FINANCIAL STATEMENTS

         The statements of operations for the three months and six months ended June 30, 1999 and 1998, the statements of cash flows for six months ended June 30, 1999 and 1998, and the balance sheet as of June 30, 1999 are unaudited. The balance sheet as of December 31, 1998 is audited.

Note 2. Earnings Per Share

         Basic earnings per share are based on the net earnings of the Company since there were no preferred dividends paid in the periods ending June 30, 1999 and 1998. Diluted earnings per share is calculated by dividing the net earnings of the Company by the weighted average number of shares outstanding adjusted for dilutive common share equivalents including preferred stock and shares granted under stock option arrangements. As of June 30, 1999 and 1998, 1,072,500 stock options were outstanding, 72,500 with an exercise price of $1.00 per share 1,000,000 with an exercise price of $.11 per share.

Note 3. Long Term Promissory Notes to Affiliated Parties

         All promissory notes have similar terms and conditions. Interest paid from January 1, 1998 through December 31, 1998 was at the rate of 7% per annum. Interest payable thereafter commencing with 1999, is at the corporate base rate posted by Citibank, N. A. (or its successor) on the last banking day of the previous calendar year. Interest payable from January 1, 1999 through December 31, 1999 is at the rate of 7.75% per annum. All of the promissory notes are subordinated to the Company's line of credit financing with Summit Bank and are collateralized by security agreements on the Company's accounts receivable, inventories and personal property. All promissory notes are due January 1, 2005. Interest paid on long-term debt to affiliated parties during the six months ended June 30, 1999 was $60,900 and $55,000 during the six months ended June 30, 1998.

                  Promissory Notes:

                           Leistner Trust                     $  491,600
                           Leistner Trust                     $  648,000
                           da Mota Family Partnership         $  224,600
                           Glen da Mota                       $  142,600
                           Lynn da Mota                       $   64,800
                                                              ----------
                                                              $1,571,600
                                                              ==========

Note 4. Bank Borrowings

         The Company has a $1,250,000 line of credit from Summit Bank. The line of credit is comprised of two separate available balances. There is $750,000 available for working capital purposes and $500,000 available to finance capital expenditures. Interest on the borrowings is at the bank's prime rate plus 1%. Borrowings and repayments under the working capital line of credit are handled on a revolving credit basis. Borrowings against the capital expenditure line of credit are treated as a three-year note. The line of credit is subject to an annual review for renewal. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company. The line of credit was renewed during the second quarter of 1999 with the same terms and conditions.

Note 5. Inventories

         Inventories at June 30, 1999 and December 31, 1998 consisted of the following:

                                                 June 30, 1999     December 31, 1998
                                                 -------------     -----------------
         Finished goods and intermediates          $2,256,100         $1,715,700
         Raw materials                                505,200            226,200
                                                   ----------         ----------
                                                   $2,761,300         $1,941,900
                                                   ==========         ==========


Note 6. Insurance Proceeds

         During February 1999 the Company received a payment of $375,000 from its property insurance carrier as final settlement for the property damages sustained from the March 25, 1997 dryer explosion. This payment is in addition to $1,140,000 received in January 1998 and $200,000 received during the second quarter of 1997. The destroyed assets, principally property, plant and equipment, were fully depreciated at the time of the incident.

Note 7. Contingencies

         The Company has received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970's the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the USEPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible parties will bring claims against the Company alleging that it is at least partially responsible for the contamination. To date, no litigation has commenced with respect to these matters.

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

         Management does not believe that the resolution of such matters will have a material adverse affect on the financial position of the Company but could be material to the results of operations and cash flows of the Company in any one accounting period.

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

         On May 13, 1999 a toxic tort case was brought against the Company and other defendants by former employees, family members of the former employees or heirs of deceased former employees of La Gloria and Gas Company and the La Gloria Refinery located in Tyler, Texas. The claimants contend that the employee, plaintiffs and their families were exposed to a number of toxic chemicals by working in and around them or with them at the La Gloria Plant and by second-hand exposure occurring as a result of the toxic substance being brought home on the clothing and bodies of the employee plaintiffs. Plaintiffs have sued the employer defendants and numerous manufacturers, suppliers, and distributors of chemicals, solvents and products supplied to the La Gloria Plant. The Company sold a hydrazine blend to La Gloria during 1990 and 1991. The discovery process is in the initial phase and the Company is not able to determine potential exposure at this time.

         The Company is subject to various claims, and other routine litigation arising in the normal course of its business. Management believes that the resolution of such matters will not have a material adverse affect on the financial position of the Company but could be material to the results of operations and cash flows of the Company in any one accounting period.

                          FAIRMOUNT CHEMICAL CO., INC.

Item 2                    MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 1999

Liquidity and Capital Resources

         To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. The line of credit was renewed during the second quarter of 1999 with the same terms and conditions.

         The Company's working capital increased by $340,400 during the first six months of 1999. The increase during the first six months of 1999 was due in part to net earnings, including a payment of $375,000 received from the Company's property insurance carrier as final settlement for property damages sustained from a dryer explosion during March, 1997. In addition, contributing to the increase in working capital was higher accounts receivable of $221,400, and higher inventories of $819,400. The increase in working capital was partially offset by higher accounts payable of $931,400.

         The inventory was higher as of June 30, 1999 as compared to December 31, 1998 due to increased purchases of raw materials and the increase in labor and overhead absorbed into inventory. This increase in labor and overhead in inventory resulted in a net inventory value increase of $351,900, a 14.6 % increase in overall inventory value. The increased labor and overhead absorbed into inventory was the result of lower production, without a corresponding decrease in actual labor and overhead expenses. The accounts payable increase was the result of increased raw material purchases.

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

         Fairmount is also exposed to risk to the extent that suppliers of products, materials and services purchased by the company and others with whom Fairmount transacts business do not comply with Year 2000 requirements. Although this risk is lessened with respect to suppliers by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on Fairmount's operations. As part of its Year 2000 plan, Fairmount is communicating directly with its significant suppliers, service providers, vendors, customers and government entities that are believed to be critical to business operations to determine their Year 2000 capability. Fairmount is currently in the process of evaluating responses and will send follow-up requests to those who have not responded.

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

         A written contingency plan has not been developed for dealing with the most reasonable likely worse case scenario and such scenario has not yet been clearly identified. While the Company believes that it would be most exposed to the Year 2000 problem in the areas of receipt of raw materials and production supplies and the production and the delivery of its product to customers, its exposure should be limited. Most of the Company's raw materials and production supplies are available from a variety of sources and the loss of any one supplier would not adversely effect the Company's ability to conduct its business. In addition, the Company has a few sole source suppliers and they have all advised the Company that they are Year 2000 compliant. The Company's ability to deliver its product to its customer is dependent upon third party common carriers. The Company believes it has a variety of common carriers to choose from, if its current carrier has a Year 2000 failure. Finally, the Company's production does not rely on computers or equipment with imbedded chips, therefore the Company believes its Year 2000 exposure is limited with respect to production facilities. However, the Company's production is dependent on the disposal of production waste using the local sewer authority and the availability of utilities, primarily gas, electric and water. If the Company's utilities are interrupted or it was unable to dispose of its waste, production would be adversely effected. Fairmount completed its computer conversions and modifications and is operating with a Year 2000 compliant system as of January 1, 1999. In the worst case, if the Company's computer systems failed the Company would be able to continue to conduct its business through the use of manual systems.

         As of June 30, 1999 Fairmount has spent approximately $75,000 on the its Year 2000 initiative and does not anticipate any additional material expenses.

Results of Operations

         Net sales for the three months ended June 30, 1999 were $3,188,600, a decrease of $239,000 or 7% as compared to 1998.

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                             1999               1998              Change
                                          ----------         ----------         ----------
           Imaging & photographic
                chemicals                 $  862,100         $  813,500         $   48,600
           Hydrazine blends                  657,100            506,300            150,800
           Hydrazine derivatives             443,100            374,400             68,700
           Plastic additives                 598,500          1,217,300           (618,800)
           Specialty chemicals               627,800            516,100            111,700
                                          ----------         ----------         ----------
                          Total           $3,188,600         $3,427,600         $ (239,000)
                                          ==========         ==========         ==========

         Net sales for the six months June 30, 1999 were $5,434,100, a decrease of $1,211,300 or 18.2% as compared to 1998.

                                                       Six Months Ended June 30,
                                                       -------------------------
                                              1999                1998               Change
                                          -----------         -----------         -----------
           Imaging & photographic
                chemicals                 $ 1,098,200         $ 1,733,600         $  (635,400)
           Hydrazine blends                 1,252,000           1,068,800             183,200
           Hydrazine derivatives              550,300             694,400            (144,100)
           Plastic additives                1,389,200           2,089,900            (700,700)
           Specialty chemicals              1,144,400           1,058,700              85,700
                                          -----------         -----------         -----------
                          Total           $ 5,434,100         $ 6,645,400         $(1,211,300)
                                          ===========         ===========         ===========


         The decrease in imaging and photographic chemical sales was due in part to delayed shipments from the first quarter to the second and third quarters of 1999. The Company anticipated increased sales during the second quarter of 1999; however those sales were delayed pending customer approval. The Company has now received such customer approval and anticipates increased sales during the second half of 1999. The Company believes that its imaging and photographic chemical sales for the year will be about the same as 1998.

         The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as consumer demand changes due to new imaging technologies. Fairmount is taking steps to substitute new products and increase its market share of existing products.

         The hydrazine derivative sales decrease in the second quarter of 1999 was due to the softening in that market and customers consolidating and reducing their inventories. One of the Company's major hydrazine derivative customers has moved the production of their products to other plants around the world and Fairmount anticipates that it will no longer sell the same volume of product to this customer as it has done in the past. However, the Company believes that its hydrazine derivatives business will return to its 1998 level in the second half of 1999, and it has not lost market position.

         Due to a change to a more cost efficient process for making plastic additives, Fairmount experienced a slower production rate than anticipated in the first six months of 1999. The process change resulted in higher than normal reprocessing and an increase of raw materials, intermediates and finished product in inventory. However, Fairmount expects that any sales short fall in the first half of 1999 will be made up during the second half of 1999.

         As in prior years, lower prices and volume for plastic additives due to competitive pressures from foreign competitors contributed to decreases in sales. Fairmount expects that the downward pressure on plastic additive prices will continue.

         In the first quarter of 1999, a specialty chemical customer required a re-qualification of one of the Company's products as part of their re-certification program. Raw material was purchased, and the product was produced in the first quarter of 1999; however the sale was postponed to the second quarter of 1999.

         Each class of similar products contributed the following percentage of total sales in each of the following periods:

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                   1999            1998            1999            1998
                                                  ------          ------          ------          ------
         Imaging & photographic chemicals           27.0%           23.7%           20.2%           26.1%
         Hydrazine blends                           20.6%           14.8%           23.0%           16.1%
         Hydrazine derivatives                      13.9%           10.9%           10.1%           10.5%
         Plastic additives                          18.8%           35.5%           25.6%           31.4%
         Specialty chemicals                        19.7%           15.1%           21.1%           15.9%
                                                  ------          ------          ------          ------
                                                   100.0%          100.0%          100.0%          100.0%
                                                  ======          ======          ======          ======

         The gross profit for the three months of June 30, 1999 was $659,300, a decrease of $98,100 or 13% compared to the same period in 1998. As a percent of sales the gross margin was 20.7% compared to 22.1% during 1998. The decrease in gross profit was in part due to the decrease in sales of plastic additives, which have higher gross margins than the Company's other product lines. The negative effect of the decrease in plastic additives sales was somewhat by the effects of increased labor and overhead absorbed into inventory. (See Liquidity and Capital Resources.)

         The gross profit for the six months ended June 30, 1999 was $885,400, a decrease of $624,200 or 41.3% compared to 1998. As a percent of gross sales, the gross margin during the first six months of 1999 was 16.3% compared to 22.7% during 1998. The decrease in gross profit was in part due to decrease in sales of imaging chemicals and plastic additives, which have a higher gross margin than the Company's other product lines. In addition to lower sales volume, lower production also had a negative impact on gross profit. (See Liquidity and Capital Resources.)

         Research and development expenses decreased by $10,100 in the quarter ended June 30, 1999 compared to the same period in 1998. For the six months ended June 30, 1999 expenses were $190,100 compared to $184,900 for the six months ended June 30 1998, an increase of $5,200.

         Selling, general and administrative expenses decreased by $35,600 in the second quarter of 1999 compared to the same period in 1998. Selling expenses decreased $3,500, and general and administrative expenses decreased by $32,100 in the second quarter of 1999 compared to the second quarter of 1998. For the six months ended June 30, 1999 selling, general and administrative expenses decreased by $47,800 compared to the same period in 1998. Selling expenses increased by $6,800 and general and administrative expenses decreased by $54,600 for the six months ended June 30, 1999 compared to the same period in 1998.

         Operating income was $125,700 in the three months ended June 30, 1999 compared to $178,100 in 1998. For the six months ended June 30, 1999 there was an operating loss of 203,300 compared to operating income of $378,300 for the six months ended June 30, 1998. The change in operating income was due to the aforementioned changes.

         During 1999, the Company received gross insurance proceeds of $375,000, compared to $1,140,100 in 1998, for the property losses sustained from the March 25, 1997 explosion.

         The Company was subject to a routine tax audit by the State of New Jersey, Department of the Treasury, Division of Taxation. The audit is completed and the Company has been assessed approximately $58,800 in additional sales and use tax and interest for the years 1995 through 1998. The financial statements of the three months and six months ended June 30, 1999 include a provision for the assessment.

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at June 30, 1999 and 1998 for that portion of deferred tax assets, which are not presently considered more likely than not to be realized.

Forward Looking Statements

     This report contains and incorporates by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These include statements regarding the present intent, belief and expectations of Fairmount's management. All statements that address expectations or projections about the future, including statements about Fairmount's strategy for growth, product development, market position, expected expenditures and financial results, are forward-looking statements. Some of the forward-looking statements may be identified by words like "expects," "anticipates," "plans," "believes," "intends," "projects," "indicates," and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Many factors could cause results to differ materially from those stated. These factors include, but are not limited to, changes in the laws, regulations, policies and economic conditions; competitive pressures; failure of Fairmount or related third parties to become Year 2000 compliant; research and development of new products, including any required regulatory approval, and market acceptance of Fairmount's products. Risks and uncertainties include, but are not limited to, the ability of Fairmount to maintain existing relationships with customers, the ability of Fairmount to successfully implement productivity improvements, cost reduction initiatives, facilities expansion, the risk of loss of executive officers and other key employees, and the ability of Fairmount to develop, market and sell new products and to continue to comply with environmental laws, rules and regulations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, Fairmount is making investors aware that such forward-looking statements, because they relate to future events, are by their very nature only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the quarter ended June 30, 1999, there have been no material changes in the potential claims reported by the Company in its Annual Report on Form 10-KSB in "Item 1. Business - Environmental Laws and Government Regulations".

Item 4. Submission of Matters to Vote of Security Holders

         On May 18, 1999 the Company held its annual meeting of stockholders at its offices, 117 Blanchard Street Newark, NJ 07105. There were two issues that shareholders voted on; the election of the Board of Directors and the appointment of independent auditors for 1999. There were 8,292,866 shares eligible to vote. All three nominees were elected to the Board of Directors as follows:

         Nominee                                In Favor                Withheld
         -------                                --------                --------
         Howard R. Leistner                     6,284,134                1,101
         Dr. Reidar T. Halle                    6,284,284                  951
         Richard Mizrack                        6,284,134                1,101

         KPMG LLP was ratified as independent auditors for 1999 as follows:

         In Favor:                              6,284,333
         Against:                                     702
         Abstain:                                     200


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         3.1 Restated Certificate of Incorporation filed May 11, 1982 with Secretary of State of New Jersey, incorporated by reference from Fairmount's Form 10-K for the fiscal year ending December 31, 1982, (Exhibit 3.3).

         3.2 Restated Certificate of Incorporation filed May 13, 1993 with the Secretary of State of New Jersey, incorporated by reference from Fairmount's Form 10-KSB or the fiscal year ending December 31, 1993, (Exhibit 3.1.).

         3.3 Restated Certificate of Incorporation filed June 8, 1994 with the Secretary of the State of New Jersey, incorporated by reference from Fairmount's Form 10-KSB for the fiscal year ending December 31, 1994, (Exhibit 3.1.).

         3.4 Certificate of Amendment to Certificate of Incorporation filed June 9, 1986 with Secretary of State of New Jersey, incorporated by reference from Fairmount's Form 10-KSB for the fiscal year ending December 31, 1986, (Exhibit 3.1.).

         3.5 Certificate of Amendment to Certificate of Incorporation filed June 1, 1988 with Secretary of State of New Jersey, incorporated by reference from

                  Fairmount's Form 10-K for the fiscal year ending December 31, 1988, (Exhibit 3).

         3.6 By-laws as last amended February 21, 1984, incorporated by reference from Fairmount's Form 10-K for the fiscal year ending December 31, 1983, (sequentially numbered pages 56 through 69).

         4.1 Letter Agreement extending the date for maturity of current indebtedness to Fairmount Fund and the Estate of Leistner to April 1, 1998 incorporated by reference from the Company's Form 10-KSB for the fiscal year ending December 31, 1996, (Exhibit 4(a)).

         4.2 Employment agreement between Todd K. Walker (Employee) and Fairmount incorporated by reference from Fairmount's Form 10-KSB for the fiscal year ending December 31, 1994, (Exhibit 4(b)).

         4.3 Termination of the 1992 Credit Facility Loan Agreement incorporated by reference from Fairmount's Form 10-KSB for the fiscal year ended December 31, 1997, (Exhibit 4(a)).

         10.1 Amendment No. 10, dated September 10, 1987, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and the Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 100,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         10.2     Amendment No. 11, dated December 17, 1987, to the Statement on
                  Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 133,334 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         10.3     Amendment No. 12, dated July 7, 1988, to the Statement on
                  Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982, and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         10.4     Amendment No. 13, dated August 7, 1989 to the Statement on
                  Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         10.5     Amendment No. 14, dated May 23, 1990, to the Statement on
                  Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 1,500,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         10.6     Amendment No. 15, dated December 5, 1990, to the Statement on
                  Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount's issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         10.7 Statement on Schedule 13D, dated April 6, 1992, previously filed by William E. Leistner with the Securities and Exchange Commission on April 15, 1992 with respect to the liquidation and winding up of Phoenix Chemical Company and the distribution of 3,789, 200 shares of Fairmount's common stock to Leistner, who was a 60% partner in Phoenix, as the result of such liquidation is incorporated into Part III.

         10.8 Statement on Schedule 13D, dated April 6, 1992, previously filed by the Estate of Olga H. Knoepke, with the Securities and Exchange Commission on May 4, 1992, with respect to liquidation and winding up of Phoenix Chemical Company and the distribution of 2,526,134 shares to the Estate of Olga H. Knoepke, who was a 40% partner in Phoenix, as the result of such liquidation is incorporated into Part III.

         10.9 Statement on Schedule 13D, dated September 19, 1993,previously filed by the Estate of William E. Leistner with Securities and Exchange Commission on March 30, 1994 with respect to the Estate of William E. Leistner acquiring direct beneficial ownership of William E. Leistner's shares of Common Stock and 5,400,000 shares of Preferred Stock of Fairmount Chemical Co., Inc. upon his death on September 19, 1993 is incorporated into
                  Part III.

         10.10    Amendment No. 1, dated December 28, 1992, to the Statement on
                  Schedule 13D, previously filed by William E. Leistner with the Securities and Exchange Commission on April 14, 1992, with respect to Fairmount's issuance to Leistner of 1,000,000 shares of Fairmount's Common Stock in cancellation of current debt to Leistner is incorporated into Part III.

         10.11 Form 8-K of the Company, previously filed September 10, 1987, with respect to Issuer's issuance to Phoenix Chemical Company of 100,000 shares of Fairmount's common stock in cancellation of current debt to Phoenix.

         10.12 Incentive Stock Option Plan, incorporated by reference to Fairmount's Definitive Proxy Statement for its Annual Meeting of Stockholders held April 19, 1983 (Exhibit A), and amendment thereto, incorporated by reference from the Fairmount's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 15, 1985 (Exhibit A); Incentive Stock Option Plan, as amended in 1988, incorporated by reference from Fairmount's Form 10-K for the fiscal year ending December 31, 1988 (Exhibit 10); and amendment to Incentive Stock Option Plan in 1991, incorporated by reference to Fairmount's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 6, 1991 (Exhibit A).

         10.13 Employment agreement by and between Reidar Halle Ph.D. and Fairmount Chemical Co., Inc. incorporated by reference from Fairmount's Form 10-QSB for the quarter year ending June 30, 1998. (Exhibit 10).

         27.1     Financial Data Schedule


(b)      No reports have been filed on Form 8-K during the quarter ended June
         30, 1999.

                          FAIRMOUNT CHEMICAL CO., INC.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         FAIRMOUNT CHEMICAL CO., INC.
                                                  Registrant




August 13, 1999                                    /s/ Reidar Halle
---------------                                    -------------------------
Date                                               Reidar T. Halle
                                                   Chief Executive Officer &
                                                   President





August 13, 1999                                    /s/ William C. Kaltnecker
---------------                                    -------------------------
Date                                               William C. Kaltnecker
                                                   Controller