Form 10QSB
period 1999-09-30
FAIRMOUNT CHEMICAL CO INC
filed 1999-11-15
CIK 34296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file Number 1-4591

FAIRMOUNT CHEMICAL CO., INC.

(Exact name of registrant as specified in its charter.)

New Jersey (State of other jurisdiction of incorporation or organization) 117 Blanchard Street, Newark, NJ (Address of principal executive offices)	22-0900720 (I.R.S. Employer Identification No.) 07105 (Zip Code)

(973)-344-5790

(Issuer’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]       NO  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value — 8,292,866 shares as of November 11, 1999

Transitional Small Business Disclosure Format (check one): Yes  [   ] No  [X]

INDEX

Page

PART I FINANCIAL INFORMATION
Item 1.
Statements of Operations

Three months and nine months ended September 30, 1999 and 1998	2
Balance Sheets

September 30, 1999 and December 31, 1998	3

Statement of Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 1999 and 1998	4
Statements of Cash Flows

Nine months ended September 30, 1999 and 1998	5

Notes to Financial Statements	6–9
Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation	10–13
PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14–16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FAIRMOUNT CHEMICAL CO., INC.

STATEMENTS OF OPERATIONS

For The Three Months and Nine Months Ended September 30, 1999 and 1998
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 30, 1999	Sept. 30, 1998	Sept. 30, 1999	Sept. 30, 1998

Net sales	$2,912,400	$3,631,800	$8,346,500	$10,277,200

Cost of goods sold	2,537,100	2,686,800	7,085,800	7,822,600

Gross profit	375,300	945,000	1,260,700	2,454,600

Research and development	94,400	91,700	284,500	276,600

Selling, general and administrative expense	465,100	472,400	1,363,700	1,418,800

Operating income (loss)	(184,200)	380,900	(387,500)	759,200

Interest expense	51,300	32,600	117,500	101,000

Insurance proceeds		—	(375,000)	(1,140,100)

Other (income) expense	(25,400)	(23,000)	(79,700)	(46,900)

Earnings (loss) before income taxes	(210,100)	371,300	(50,300)	1,845,200

Income taxes		—	—	—

Net earnings (loss)	$(210,100)	$371,300	$(50,300)	$1,845,200

Earnings (loss) per share

Basic	$(.03)	$.04	$(.01)	$.22

Diluted	$(.03)	$.03	$(.01)	$.13

Common shares and equivalents outstanding

Basic	8,292,900	8,292,900	8,292,900	8,292,900

Diluted	8,292,900	14,033,144	8,292,900	14,045,870

See Accompanying Notes to Financial Statements.

FAIRMOUNT CHEMICAL CO., INC.

BALANCE SHEETS

	September 30, 1999	December 31, 1998

	(Unaudited)

Assets

Current Assets:

Cash	$1,895,800	$2,422,700

Accounts receivable-trade	2,596,300	1,881,400

Inventories	2,395,300	1,941,900

Prepaid expenses	135,500	186,800

Other current assets	12,800	19,100

Total Current Assets	7,035,700	6,451,900

Property, plant and equipment less accumulated depreciation of $5,139,400 and $4,599,400 as of September 30, 1999 and December 31 1998, respectively	3,813,200	4,185,900

Other assets	700	700

Total Assets	$10,849,600	$10,638,500

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$753,300	$508,500

Accrued compensation	36,800	115,700

Pension liability	266,900	145,300

Other accrued liabilities	276,200	156,400

Short-term bank borrowings	—	33,900

Total Current Liabilities	1,333,200	959,800

Promissory notes to affiliated parties	1,571,600	1,571,600

Pension liability	297,000	409,000

Stockholders’ Equity

Preferred stock, par and liquidation value $1 per shares authorized — 10,000,000 shares; 5,400,000 shares issued and outstanding (liquidation value $5,400,000)	5,400,000	5,400,000

Common stock, par value $1 per share authorized — 15,000,000 shares; 8,293,366 shares issued and outstanding in 1999 and 1998	8,293,400	8,293,400

Less: Treasury stock (at cost) — 500 shares	(500)	(500)

Capital in excess of par value	7,316,000	7,316,000

Accumulated deficit	(13,059,500)	(13,009,200)

Additional minimum pension liability	(301,600)	(301,600)

Total Stockholders’ Equity	7,647,800	7,698,100

Total Liabilities and Stockholders’ Equity	$10,849,600	$10,638,500

See accompanying Notes to Financial Statements.

FAIRMOUNT CHEMICAL CO., INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND
COMPREHENSIVE INCOME
For Nine Months Ended September 30, 1999 and 1998

	1999		1998

		Comprehensive		Comprehensive
		Income		Income

Preferred stock:

Balance at September, (5,400,000 shares)	$5,400,000		$5,400,000

Common stock:

Balance at September, (8,293,366 shares)	8,293,400		8,293,400

Capital in excess of par value:

Balance at September 30,	7,316,000		7,316,000

Accumulated deficit:

Balance at January 1	(13,009,200)		(14,866,200)

Net (loss) income	(50,300)	(50,300)	1,845,200	1,845,200

Balance at September 30,	(13,059,500)		(13,021,000)

Accumulated other comprehensive loss:

Balance at January 1	(301,600)		(297,500)

Additional minimum pension liability	—	—	—	—

Comprehensive income		$(50,300)		$1,845,200

Balance at September 30	(301,600)		(297,500)

Treasury stock:

Balance at September 30, (500 shares)	(500)		(500)

Total Stockholders’ Equity	$7,647,800		$7,690,400

See accompanying notes to financial statements

FAIRMOUNT CHEMICAL CO., INC.

STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 1999 and 1998
(Unaudited)

	1999	1998

Cash Flow from Operating Activities:

Net earnings (loss)	$(50,300)	$1,845,200
Adjustments to reconcile net earnings to net cash provided by operating activities

Depreciation	540,000	540,000

Insurance proceeds	(375,000)	(1,140,100)

Increase (decrease) from changes in:

Accounts receivable-trade	(714,900)	211,400

Inventories	(453,400)	(470,500)

Prepaid expenses	51,300	206,400

Other assets	6,300	44,200

Accounts payable	244,800	(134,800)

Accrued compensation	(78,900)	(29,400)

Other liabilities	129,400	198,600

Cash Flow (Used in) Provided by Operating Activities	(700,700)	1,271,000

Cash Flow (Used in) Provided by Investing Activities:

Capital expenditures	(167,300)	(246,500)

Insurance proceeds	375,000	1,140,100

Net Cash Provided by Investing Activities	207,700	893,600

Cash Flow Used in Financing Activities:

Bank repayment	(33,900)	(307,100)

Cash Flow Used in by Financing Activities	(33,900)	(307,100)

Increase (decrease) in Cash	(526,900)	1,857,500

Cash at Beginning of Period	2,422,700	711,800

Cash at End of Period	$1,895,800	$2,569,300

Supplemental Disclosure of Cash Flow Information:

Interest paid	$102,000	$101,000

Income taxes paid	$—	$—

See accompanying Notes to Financial Statements

FAIRMOUNT CHEMICAL CO., INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 1999

Note 1.  Summary of Significant Accounting Policies

Organization

      The accompanying financial statements, which should be read in conjunction with the financial statements of Fairmount Chemical Co., Inc. (the “Company”) included in the 1998 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The Company’s interim results of operations are not necessarily indicative of what may be expected for the full year.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the 1999 presentation.

Revenue

      Revenue is recognized on the date of invoice to a customer and invoices are prepared on or after the date of shipment. The Company’s terms are FOB shipping point and accordingly title for goods passes to the customer when product is shipped. Sales are generally final, without a right of return. If the product does not meet specifications, the Company may accept returns.

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

      No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at September 30, 1999 and 1998 for that portion of deferred tax assets which are not presently considered more likely than not to be realized.

Financial Statements

      The statements of operations for the three months and nine months ended September 30, 1999 and 1998, the statements of cash flows for nine months ended September 30, 1999 and 1998, and the balance sheet as of September 30, 1999 are unaudited. The balance sheet as of December 31, 1998 is audited.

Note 2.  Earnings Per Share

      Basic earnings per share are based on the net earnings of the Company since there were no preferred dividends paid in the periods ending September 30, 1999 and 1998. Diluted earnings per share is calculated by dividing the net earnings of the Company by the weighted average number of shares outstanding adjusted for dilutive common share equivalents including preferred stock and shares granted under stock option arrangements. As of September 30, 1999 and 1998, 1,072,500 stock options were outstanding, 72,500 with an exercise price of $1.00 per share and 1,000,000 with an exercise price of $.11 per share. Due to the Company reporting a loss for the three months and nine months ended September 30, 1999, the conversion of preferred stock and the exercise of the stock options are not assumed as the result is anti-dilutive.

FAIRMOUNT CHEMICAL CO., INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3.  Long Term Promissory Notes to Affiliated Parties

      All promissory notes have similar terms and conditions. Interest paid from January 1, 1998 through December 31, 1998 was at the rate of 7% per annum. Interest payable thereafter commencing with 1999, is at the corporate base rate posted by Citibank, N. A. (or its successor) on the last banking day of the previous calendar year. Interest payable from January 1, 1999 through December 31, 1999 is at the rate of 7.75% per annum. All of the promissory notes are subordinated to the Company’s line of credit financing with Summit Bank and are collateralized by security agreements on the Company’s accounts receivable, inventories and personal property. All promissory notes are due January 1, 2005. Interest paid on long-term debt to affiliated parties during the nine months ended September 30, 1999 was $91,400 and $82,500 during the nine months ended September 30, 1998.

Promissory Notes:

Leistner Trust	$491,600

Leistner Trust	$648,000

da Mota Family Partnership	$224,600

Glen da Mota	$142,600

Lynn da Mota	$64,800

$1,571,600

Note 4.  Bank Borrowings

      The Company has a $1,250,000 line of credit from Summit Bank. The line of credit is comprised of two separate available balances. There is $750,000 available for working capital purposes and $500,000 available to finance capital expenditures. Interest on the borrowings is at the bank’s prime rate plus 1%. Borrowings and repayments under the working capital line of credit are handled on a revolving credit basis. Borrowings against the capital expenditure line of credit are treated as a three-year note. The line of credit is subject to an annual review for renewal. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company. The line of credit was renewed during the second quarter of 1999 with the same terms and conditions.

Note 5.  Inventories

      Inventories at September 30, 1999 and December 31, 1998 consisted of the following:

	September 30, 1999	December 31, 1998

Finished goods and intermediates	$2,184,100	$1,715,700

Raw materials	211,200	226,200

	$2,395,300	$1,941,900

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

FAIRMOUNT CHEMICAL CO., INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.  Contingencies

      The Company has received notice from the New Jersey Department of Environmental Protection (“NJDEP”) that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970’s the Company disposed of waste generated at the Company’s facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency (“USEPA”) that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company’s understanding that these allegations by the USEPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible parties will bring claims against the Company alleging that it is at least partially responsible for the contamination. To date, no litigation has commenced with respect to these matters.

      It is the Company’s policy to accrue and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. These accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of the contamination, methods of remediation required and other actions by government agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years. The Company has not accrued costs associated with the above two matters, because the amounts cannot be reasonably estimated.

      Management does not believe that the resolution of such matters will have a material adverse affect on the financial position of the Company but could be material to the results of operations and cash flows of the Company in any one accounting period.

      A bodily injury claim was filed against the Company on December 2, 1998 in the Superior Court of New Jersey Law Division, Hudson County. The plaintiff alleges that on March 25, 1997, the date of an explosion at the Company’s plant, the force of the explosion threw him backward and resulted in injuries. The plaintiff was an invitee upon the adjoining property to the Company. The Company has not received details as to the extent of the injuries or for the dollar value of the claim.

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

FAIRMOUNT CHEMICAL CO., INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8.  Subsequent Events

      On November 10, 1999 there was a fire in one of Fairmount’s buildings which destroyed a portion of the roof, and damaged some equipment. No Employees were injured. Fairmount, at this time, is unable to assess the full extent of the damage, however it appears that the damage will not be material to Fairmount’s financial condition. Fairmount believes the its insurance is sufficient to cover the property and material losses sustained.

FAIRMOUNT CHEMICAL CO., INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

FAIRMOUNT CHEMICAL CO., INC.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations September 30, 1999

Liquidity and Capital Resources

      To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. The line of credit was renewed during the second quarter of 1999 with the same terms and conditions.

      The Company’s working capital increased by $210,400 during the first nine months of 1999. The increase during the first nine months of 1999 was due in part to a payment of $375,000 received from the Company’s property insurance carrier as final settlement for property damages sustained from a dryer explosion during March, 1997. In addition, contributing to the increase in working capital were higher accounts receivable of $714,900, and higher inventories of $453,400. The increase in working capital was partially offset by higher accounts payable of $244,800, higher pension liability of $121,600 and higher other accrued liabilities of $119,800.

      Accounts receivable were higher as of September 30, 1999 as compared to December 31, 1998 mainly due to higher sales of plastic additives to foreign customers who have extended payment terms, and a large shipment of an imaging and photographic product to a domestic customer in September 1999.

      The inventory as of September 30, 1999 was $2,395,300 compared to $1,941,900 as of December 31, 1998, an increase of $453,400. However the inventory during the quarter ended September 30, 1999 decreased by $366,000. The increased inventory was due to increased labor and overhead absorbed into inventory and production in excess of shipments. The increased labor and overhead absorbed into inventory was the result of lower production, without a corresponding decrease in actual labor and overhead expenses. The accounts payable increase was the result of increased raw material purchases.

Year 2000 Compliance

      Historically, certain computer programs have been written using two digits rather than four digits to define the applicable year, which could result in computers recognizing a date using “00” as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the “Year 2000” problem or issue and could have a materially adverse impact on Fairmount’s operations.

      Fairmount has reviewed its information technology systems to identify any system that could be affected by the “Year 2000” issue and has developed a plan to resolve the issue. Fairmount completed its computer conversions and modifications and is operating with a Year 2000 compliant system as of January 1, 1999. Therefore, Fairmount presently expects the Year 2000 problem will not pose significant operational problems for Fairmount’s information technology systems. Additionally, Fairmount has reviewed its non-information technology systems and does not expect Year 2000 related problems from such systems.

      Fairmount is also exposed to risk to the extent that suppliers of products, materials and services purchased by Fairmount and others with whom Fairmount transacts business do not comply with Year 2000 requirements. Although this risk is lessened with respect to suppliers by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on Fairmount’s operations. As part of its Year 2000 plan, Fairmount is communicating directly with its significant suppliers, service providers, vendors, customers and government entities that are believed to be critical to business operations to determine their Year 2000 capability. Fairmount is currently in the process of evaluating responses and will send follow-up requests to those who have not responded.

      Due to the general uncertainty inherent in the Year 2000 problem, Fairmount is unable to determine at this time whether the consequences of Year 2000 problems will have a material adverse effect on Fairmount.

Fairmount will continue to monitor its Year 2000 situation, and Fairmount will develop contingency plans if it appears that Fairmount or its suppliers will not be Year 2000 compliant and that such non-compliance could have a material adverse impact on Fairmount’s operations.

      A written contingency plan has not been developed for dealing with the most reasonable likely worst case scenario and such scenario has not yet been clearly identified. While the Company believes that it would be most exposed to the Year 2000 problem in the areas of receipt of raw materials and production supplies and the production and the delivery of its product to customers, its exposure should be limited. Most of the Company’s raw materials and production supplies are available from a variety of sources and the loss of any one supplier would not adversely affect the Company’s ability to conduct its business. In addition, the Company has a few sole source suppliers and they have all advised the Company that they are Year 2000 compliant. The Company’s ability to deliver its product to its customer is dependent upon third party common carriers. The Company believes it has a variety of common carriers to choose from, if its current carrier has a Year 2000 failure. Finally, the Company’s production does not rely on computers or equipment with imbedded chips, therefore the Company believes its Year 2000 exposure is limited with respect to production facilities. However, the Company’s production is dependent on the disposal of production waste using the local sewer authority and the availability of utilities, primarily gas, electric and water. If the Company’s utilities are interrupted or it was unable to dispose of its waste, production would be adversely affected. Fairmount completed its computer conversions and modifications and is operating with a Year 2000 compliant system as of January 1, 1999. In the worst case, if the Company’s computer systems failed the Company would be able to continue to conduct its business through the use of manual systems.

      As of September 30, 1999 Fairmount has spent approximately $75,000 on its Year 2000 initiative and does not anticipate any additional material expenditures.

Results of Operations

      Net sales for the three months ended September 30, 1999 were $2,912,400, a decrease of $719,400 or 19.8% as compared to 1998.

	Three Months Ended September 30,

	1999	1998	Change

Imaging & photographic chemicals	$539,700	$184,200	$355,500

Hydrazine blends	531,200	577,800	(46,600)

Hydrazine derivatives	323,300	352,600	(29,300)

Plastic additives	1,099,900	595,600	504,300

Specialty chemicals	418,300	1,921,600	(1,503,300)

Total	$2,912,400	$3,631,800	$(719,400)

      Net sales for the nine months ended September 30, 1999 were $8,346,500, a decrease of $1,930,700 or 18.8 % as compared to 1998.

	Nine Months Ended September 30,

	1999	1998	Change

Imaging & photographic chemicals	$1,638,000	$1,917,800	$(279,800)

Hydrazine blends	1,783,100	1,646,600	136,500

Hydrazine derivatives	873,600	1,047,000	(173,400)

Plastic additives	2,489,100	2,685,400	(196,300)

Specialty chemicals	1,562,700	2,980,400	(1,417,700)

Total	$8,346,500	$10,277,200	$(1,930,700)

      The decrease in imaging and photographic chemical sales was due in part to delayed shipments from the first and second quarters to the third and fourth quarters of 1999. The Company anticipated increased sales during the second quarter of 1999; however those sales were delayed pending customer approval. The

Company received such customer approval and therefore sales during the three months ended September 30, 1999 were $355,500 higher than the same period in 1998. For the nine months ended September 1999 sales were $279,800 lower then the same period in 1998; however, the Company believes that its imaging and photographic chemical sales for the year will be about the same as 1998.

      The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as consumer demand changes due to new imaging technologies. Fairmount is taking steps to substitute new products and increase its market share of existing products.

      The decrease in hydrazine derivative sales in the third quarter and first nine months of 1999 was due to the softening in that market and customers consolidating and reducing their inventories. One of the Company’s major hydrazine derivative customers has moved the production of their products to other plants around the world and Fairmount anticipates that it will no longer sell the same volume of product to this customer as it has done in the past. The Company does not believe that its hydrazine derivatives business will return to its 1998 level in 1999.

      Due to a change to a more cost efficient process for making plastic additives, Fairmount experienced a slower production rate than anticipated in the first nine months of 1999. The process change resulted in higher than normal reprocessing and an increase of raw materials, intermediates and finished product in inventory. However, Fairmount expects that any sales short fall in the first nine months of 1999 will be made up during the remainder 1999.

      As in prior years, lower prices and volume for plastic additives due to competitive pressures from foreign competitors contributed to decreases in sales. Fairmount expects that the downward pressure on plastic additive prices will continue.

      Sales of specialty chemicals were $418,300 during the three months ended September 30, 1999 compared to $1,921,600 during the quarter ended September 30, 1998, an decrease of $1,503,300. Sale during the nine months ended September 30, 1999 were 1,562,700 compared to $2,980,400 during the nine months ended September 30, 1998, a decrease of $1,417,700. This decrease was primarily due to a new agricultural intermediates product which was custom manufactured for a new customer during the quarter ended September 1998, without corresponding sales during the same period in 1999.

      Each class of similar products contributed the following percentage of total sales in each of the following periods:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	1999	1998	1999	1998

Imaging & photographic chemicals	18.5%	5.1%	19.6%	18.7%

Hydrazine blends	18.2%	15.9%	21.4%	16.0%

Hydrazine derivatives	11.1%	9.7%	10.5%	10.2%

Plastic additives	37.8%	16.4%	29.8%	26.1%

Specialty chemicals	14.4%	52.9%	18.7%	29.0%

	100.0%	100.0%	100.0%	100.0%

      The gross profit for the three months of September 30, 1999 was $375,300, a decrease of $569,700 or 60.3% compared to the same period in 1998. As a percent of sales the gross margin was 12.9% compared to 26.0% during 1998. The decrease in gross profit was primarily due to the decrease in sales of specialty chemicals, which had a higher gross margin than the Company’s other product lines. The negative effect of the decrease in specialty chemicals sales was somewhat offset by the effects of increased sales of imaging and photographic sales and plastic additives sales.

      The gross profit for the nine months ended September 30, 1999 was $1,260,700, a decrease of $1,193,900 or 48.6% compared to 1998. As a percent of gross sales, the gross margin during the first nine months of 1999 was 15.1% compared to 23.9% during 1998. The decrease in gross profit was primarily due to the decrease in sales of specialty chemicals, and imaging and photographic chemical sales, which had a higher gross margin than the Company’s other product lines. In addition to lower sales volume, lower production also had a negative impact on gross profit.

      Research and development expenses increased by $2,700 in the quarter ended September 30, 1999 compared to the same period in 1998. For the nine months ended September 30, 1999 expenses were $284,500 compared to $276,600 for the nine months ended September 30 1998, an increase of $7,900.

      Selling, general and administrative expenses decreased by $7,300 in the third quarter of 1999 compared to the same period in 1998. Selling expenses increased $19,900 and general and administrative expenses decreased by $27,200 in the third quarter of 1999 compared to the third quarter of 1998. For the nine months ended September 30, 1999 selling, general and administrative expenses decreased by $55,100 compared to the same period in 1998. Selling expenses increased by $26,800 and general and administrative expenses decreased by $81,900 for the nine months ended September 30, 1999 compared to the same period in 1998.

      The Company had an operating loss of $184,200 in the three months ended September 30, 1999 compared to operating income of $380,900 in the same period in 1998. For the nine months ended September 30, 1999 there was an operating loss of $387,500 compared to operating income of $759,200 for the nine months ended September 30, 1998. The change in operating income was due to the above changes.

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

      No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at September 30, 1999 and 1998 for that portion of deferred tax assets, which are not presently considered more likely than not to be realized.

Forward Looking Statements

      This report contains and incorporates by reference forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These include statements regarding the present intent, belief and expectations of Fairmount’s management. All statements that address expectations or projections about the future, including statements about Fairmount’s strategy for growth, product development, market position, expected expenditures and financial results, are forward-looking statements. Some of the forward-looking statements may be identified by words like “expects,” “anticipates,” “plans,” “believes,” “intends,” “projects,” “indicates,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Many factors could cause results to differ materially from those stated. These factors include, but are not limited to, changes in the laws, regulations, policies and economic conditions; competitive pressures; failure of Fairmount or related third parties to become Year 2000 compliant; research and development of new products, including any required regulatory approval, and market acceptance of Fairmount’s products. Risks and uncertainties include, but are not limited to, the ability of Fairmount to maintain existing relationships with customers, the ability of Fairmount to successfully implement productivity improvements, cost reduction initiatives, facilities expansion, the risk of loss of executive officers and other key employees, and the ability of Fairmount to develop, market and sell new products and to continue to comply with environmental laws, rules and regulations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, Fairmount is making investors aware that such forward-looking statements, because they relate to future events, are by their very nature only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

      During the quarter ended September 30, 1999, there have been no material changes in the potential claims reported by the Company in its Annual Report on Form 10-KSB in “Item 1. Business — Environmental Laws and Government Regulations”.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

3.1	Restated Certificate of Incorporation filed May 11, 1982 with Secretary of State of New Jersey, incorporated by reference from Fairmount’s Form 10-K for the fiscal year ending December 31, 1982, (Exhibit 3.3).
3.2	Restated Certificate of Incorporation filed May 13, 1993 with the Secretary of State of New Jersey, incorporated by reference from Fairmount’s Form 10-KSB or the fiscal year ending December 31, 1993, (Exhibit 3.1.).
3.3	Restated Certificate of Incorporation filed June 8, 1994 with the Secretary of the State of New Jersey, incorporated by reference from Fairmount’s Form 10-KSB for the fiscal year ending December 31, 1994, (Exhibit 3.1.).
3.4	Certificate of Amendment to Certificate of Incorporation filed June 9, 1986 with Secretary of State of New Jersey, incorporated by reference from Fairmount’s Form 10-KSB for the fiscal year ending December 31, 1986, (Exhibit 3.1.).
3.5	Certificate of Amendment to Certificate of Incorporation filed June 1, 1988 with Secretary of State of New Jersey, incorporated by reference from Fairmount’s Form 10-K for the fiscal year ending December 31, 1988, (Exhibit 3).
3.6	By-laws as last amended February 21, 1984, incorporated by reference from Fairmount’s Form 10-K for the fiscal year ending December 31, 1983, (sequentially numbered pages 56 through 69).
4.1	Letter Agreement extending the date for maturity of current indebtedness to Fairmount Fund and the Estate of Leistner to April 1, 1998 incorporated by reference from the Company’s Form 10-KSB for the fiscal year ending December 31, 1996, (Exhibit 4(a)).
4.2	Employment agreement between Todd K. Walker (Employee) and Fairmount incorporated by reference from Fairmount’s Form 10-KSB for the fiscal year ending December 31, 1994, (Exhibit 4(b)).
4.3	Termination of the 1992 Credit Facility Loan Agreement incorporated by reference from Fairmount’s Form 10-KSB for the fiscal year ended December 31, 1997, (Exhibit 4(a)).
10.1	Amendment No. 10, dated September 10, 1987, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and the Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 100,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.
10.2	Amendment No. 11, dated December 17, 1987, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 133,334 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.

10.3	Amendment No. 12, dated July 7, 1988, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982, and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.
10.4	Amendment No. 13, dated August 7, 1989 to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.
10.5	Amendment No. 14, dated May 23, 1990, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 1,500,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.
10.6	Amendment No. 15, dated December 5, 1990, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.
10.7	Statement on Schedule 13D, dated April 6, 1992, previously filed by William E. Leistner with the Securities and Exchange Commission on April 15, 1992 with respect to the liquidation and winding up of Phoenix Chemical Company and the distribution of 3,789,200 shares of Fairmount’s common stock to Leistner, who was a 60% partner in Phoenix, as the result of such liquidation is incorporated into Part III.

10.8	Statement on Schedule 13D, dated April 6, 1992, previously filed by the Estate of Olga H. Knoepke, with the Securities and Exchange Commission on May 4, 1992, with respect to liquidation and winding up of Phoenix Chemical Company and the distribution of 2,526,134 shares to the Estate of Olga H. Knoepke, who was a 40% partner in Phoenix, as the result of such liquidation is incorporated into Part III.

10.9	Statement on Schedule 13D, dated September 19, 1993, previously filed by the Estate of William E. Leistner with Securities and Exchange Commission on March 30, 1994 with respect to the Estate of William E. Leistner acquiring direct beneficial ownership of William E. Leistner’s shares of Common Stock and 5,400,000 shares of Preferred Stock of Fairmount Chemical Co., Inc. upon his death on September 19, 1993 is incorporated into Part III.

10.10	Amendment No. 1, dated December 28, 1992, to the Statement on Schedule 13D, previously filed by William E. Leistner with the Securities and Exchange Commission on April 14, 1992, with respect to Fairmount’s issuance to Leistner of 1,000,000 shares of Fairmount’s Common Stock in cancellation of current debt to Leistner is incorporated into Part III.

10.11	Form 8-K of the Company, previously filed September 10, 1987, with respect to Issuer’s issuance to Phoenix Chemical Company of 100,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.

10.12	Incentive Stock Option Plan, incorporated by reference to Fairmount’s Definitive Proxy Statement for its Annual Meeting of Stockholders held April 19, 1983 (Exhibit A), and amendment thereto, incorporated by reference from the Fairmount’s Definitive Proxy Statement for its Annual Meeting of Stockholders held May 15, 1985 (Exhibit A); Incentive Stock Option Plan, as amended in 1988, incorporated by reference from Fairmount’s Form 10-K for the fiscal year ending December 31, 1988 (Exhibit 10); and amendment to Incentive Stock Option Plan in 1991, incorporated by reference to Fairmount’s Definitive Proxy Statement for its Annual Meeting of Stockholders held May 6, 1991 (Exhibit A).

10.13	Employment agreement by and between Reidar Halle Ph.D. and Fairmount Chemical Co., Inc. incorporated by reference from Fairmount’s Form 10-QSB for the quarter year ending June 30, 1998. (Exhibit 10).

27.1	Financial Data Schedule

      (b)  No reports have been filed on Form 8-K during the quarter ended September 30, 1999.

FAIRMOUNT CHEMICAL CO., INC.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAIRMOUNT CHEMICAL CO., INC.
Registrant

/s/ REIDAR T. HALLE

Reidar T. Halle
Chief Executive Officer and
President

Date: November 12, 1999

/s/ WILLIAM C. KALTNECKER

William C. Kaltnecker
Controller

Date: November 12, 1999