Form 10KSB
period 1999-12-31
FAIRMOUNT CHEMICAL CO INC
filed 2000-03-30
CIK 34296

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                                           YES [ X ]           NO [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

       Issuer's revenue for its most recent fiscal year:  $11,316,000

     The aggregate market value of the Issuer's Common Stock $1 par value ("Common Stock"), held by non-affiliates of the Issuer on March 17, 2000 (1,355,752 shares) was approximately $423,000, based on $.31 per share. The Company's shares do not trade on any exchange nor has there been any significant market activity with respect to such shares since the last quarter of 1991, at which time the average of the bid and asked prices was approximately $.05.

       The total number of shares of Issuer's Common Stock outstanding on March 15, 2000 was 8,292,866.

                               Page 1 of 32 Pages

                       DOCUMENTS INCORPORATED BY REFERENCE


     1. Portions of the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 19, 2000, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 (the end of the registrant's fiscal year covered by this Form 10-KSB) ("2000 Definitive Proxy Statement") are incorporated by reference into Part III.

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


THE EXHIBIT INDEX IS ON SEQUENTIALLY NUMBERED PAGES 28 THROUGH 39.

Total number of pages in this Form 10-KSB: 32 including the "cover page" and all exhibits (sequentially numbered pages 1 through 32).

Transitional Small Business Disclosure Format (check one):

         Yes      [    ]             No        [ X ]

                                     PART I

Item 1.  Business

                                   The Company

         Fairmount Chemical Co., Inc. was incorporated in June 1938 under New Jersey Law. Fairmount's executives offices are located at 117 Blanchard Street, Newark, New Jersey, and its telephone number is 973-344-5790. Except as otherwise indicated by the context, the terms "Company" or "Fairmount" as used herein means the Fairmount Chemical Co., Inc.

                              Business and Products

         Fairmount has more than 60 years experience in the manufacture and sale of specialty and fine organic chemicals, including pharmaceuticals and agriculture intermediates used in the photographic and imaging industries, hydrazine derivatives and blends, and plastic additives. During this time Fairmount has developed expertise in the production of specialty and heterocyclic chemicals containing nitrogen and sulfur

Fairmount uses its expertise and know-how in chemical synthesis not only to manufacture its own products but to develop and custom manufacture products under contract for other companies. Its equipment configuration, production flexibility and ability to produce efficiently in quantities ranging from 10 kg to 500 metric tons, gives it an excellent position in custom manufacturing. Among the products which Fairmount custom manufactures are agricultural intermediates and photographic chemicals. All manufacturing is done at Fairmount's facilities in Newark, New Jersey.

Fairmount's major products and their markets include:

Imaging Chemicals

         Fairmount's photographic and imaging chemicals are used in the manufacture of photographic film, television picture tubes and medical imaging products. These chemicals include photo-sensitizers, film-stabilizers, and antifogging agents.

         The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as the market for film diminishes due in part to new digital imaging technologies. Fairmount is aware of this possibility and is taking steps to substitute new products that are used in making photographic paper and increase its market share of existing products by broadening its customer base.

Hydrazine Based Products

         Hydrazine blends and derivatives are used for corrosion control in commercial boilers and power generating systems as well as intermediates in the manufacture of other chemical products, such as in metal chelating agents, polymerization inhibitors, pharmaceuticals, and agriculture intermediates. Fairmount markets its hydrazine blends under the registered trade name Deoxy-sol
(R).

         Due to its expertise in hydrazine chemistry, Fairmount will continue to emphasize the development of what it believes will be an expanding market for hydrazine derivatives. Fairmount is becoming a major producer of hydrazine derivatives in the U.S. and believes this market will have substantial growth potential over the next few years.

         Fairmount does not believe that it will increase its market share of hydrazine blends due to increased competition from other manufacturers.

Plastics Additives

         Fairmount produces additives, including antioxidants, metal deactivators and UV stabilizers, that are used in the production of products made from various plastic resins, including polycarbonates, polyolefins, PVCs and polyester resins. Fairmount's customers include the manufacturers of plastic resins as well as compounders who add pigment and additives to the resins to meet final product performance. Fairmount markets some of its plastic additives under the registered trade name MIXXIM(R).


Specialty Chemicals

         Fairmount's non-hydrazine based specialty chemicals are also used as intermediates in pharmaceutical and agricultural industry. These include derivatives of thiadiazoles, triazoles and tetrazoles.


Raw Materials

         Fairmount purchases the raw materials used in its production from major suppliers like E. I. DuPont de Nemours & Company, Bayer Corporation, Arch Chemical Inc., B. F. Goodrich and Cytec Industries Inc. Most purchases are on a spot basis. Fairmount has no long-term supply contracts with any of its suppliers. Fairmount believes that the raw materials it requires are each available from a variety of sources and the loss of any one of its suppliers would not have a material adverse effect on its business, financial condition or results of operations. Fairmount has, and expects to continue to have, adequate supplies of raw material during 2000 and subsequent years.


Method of Distribution

         Fairmount markets its products, domestically and for export, primarily through its internal sales force and sells directly to its customers. However, some of its hydrazine blends and other products are also sold globally through independent agents and distributors. Fairmount is examining ways to improve sales coverage and distribution of its products.


Competition


         While some of Fairmount's products and manufacturing processes are proprietary, Fairmount experiences substantial competition from global companies in most of its product areas and markets. Most of its competitors are well-known global companies with greater resources than Fairmount's. Competition has increased, though this has not yet had a material impact on Fairmount's market share. Fairmount sells on the basis of quality, price and customer service, and relies on fast response and cost effectiveness to stay competitive.


Patents, Licenses and Trademarks

         Although Fairmount considers its trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon them.


Research and Development

         Fairmount's applied research and development program focuses on three objectives:

                  - improvement and refinement of existing products and processes.
                  -  development of new applications for existing products
                  -  development of new products.


         Fairmount spent approximately $374,500 during the year ended December 31, 1999, and $359,100 during the year ended December 31, 1998 for research and development activities. It expects research and development expenditures to increase moderately during 2000.

Sales by Product

         Each class of similar products contributed the following percentage of total sales in each of the last two calendar years.

                                                     1999           1998
                                                     ----           ----
         Imaging chemicals                           21 %           19 %
         Hydrazine blends                            21 %           17 %
         Hydrazine derivatives                        9 %           11 %
         Plastics additives                          33 %           26 %
         Specialty chemicals                         16 %           27 %
                                                    -----          -----
                                                    100 %          100 %
                                                    =====          =====

         Fairmount sells its products in the global markets and continues its efforts to expand both domestic and export sales. It had net sales of $11,316,000 in 1999 and $12,805,500 in 1998, including export sales of
$4,434,200 in 1999 and $5,636,600 in 1998. Major foreign geographical areas contributed the following percentages to net sales:

                                                     1999              1998
                                                     ----              ----
         Europe                                      20.0%             17.0%
         Asia                                        18.0%             25.0%
         North and South America                      1.2%              2.0%

         The decrease in sales to Asia was primarily due to lack of demand in 1999 for a new agricultural intermediate product which was custom manufactured during the second and third quarter in 1998.

Dependence On Certain Customers

         During 1999, three customers accounted for approximately 40.5% of Fairmount's sales. During 1998, four customers accounted for approximately 49.9% of its sales. The loss of one of these customers could have a material adverse effect on Fairmount's business. In order to reduce this risk, Fairmount has been increasing its marketing efforts to broaden its customer base.

Environmental Laws and Government Regulations

         Fairmount is committed to the chemical industry's "Responsible Care(R)" program. "Responsible Care(R)" is the Chemical Manufacturer Association's initiative of 1988 for continuously improving health, safety and environmental quality. It is the policy of Fairmount to protect the environment and to comply with all governmental laws and regulations. The chemical industry is one of the most highly regulated industries in the world with respect to ecology. For a discussion of Fairmount's environmental matters, see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Employees

         As of December 31, 1999, Fairmount had 49 employees, all of whom were full-time employees. It has a contract with International Brotherhood of Teamsters Local 575 ("Union"), which covers all hourly employees. The contract expired on December 12, 1999, but Fairmount and the Union have agreed to extend the contract for one year with the same terms and conditions. Fairmount believes its has good relationships with it employees.

Item 2.  Properties

         Fairmount's production facilities consist of 14 brick, cinder block and metal-clad buildings situated on approximately 13 acres of fenced-in land in an industrial area of Newark, New Jersey. These facilities provide approximately 97,100 square feet of floor space, in which are located chemical process equipment, refrigeration units, steam boilers as well as warehouse, shipping, maintenance, office, and research and development facilities. In addition, certain process equipment and tanks are located and operated out-of-doors. The site includes two railway spurs, neither of which is currently in use.

         Fairmount's line of credit with Summit Bank is collateralized by the accounts receivable, inventory and personal property of the company. Fairmount's debt to affiliated parties is subordinated to the Summit Bank line of credit and is collateralized by the accounts receivable and the machinery and equipment of Fairmount. Except for this lien, there are no mortgages or liens on Fairmount's property. See Management's Discussion and Analysis and Notes 4 and 5 of the Notes to Consolidated Financial Statements.

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

         On March 25, 1997, equipment used to dry some of Fairmount's products was destroyed in an explosion. No employees were injured. The damage to both the building housing the equipment and the equipment was extensive and the building has been razed. Collateral damage to other buildings was minor. Fairmount received $200,000 from its property insurance carrier during the second quarter of 1997 and an additional $1,140,100 in January 1998 in partial settlement for its property losses caused by the explosion. In February 1999, Fairmount received the final payment of $375,000 for these property losses.

         On November 10, 1999, a fire destroyed some equipment and a portion of the roof in one of the production buildings. No employees were injured. The total amount of the damage is not known at this time, however, Fairmount believes that its insurance is sufficient to cover the property losses sustained. Fairmount received $100,000 from its property insurance carrier in December 1999 and an additional $100,000 in March 2000 in partial settlement for its property losses caused by the fire.

         The fire had an adverse effect on operations during the fourth quarter of 1999, and this adverse effect is expected to continue through the first half of 2000.

         Fairmount was notified by its insurance carrier that when its property and boiler insurance policy expires on February 1, 2000, it would not be renewed because of adverse loss experience. Fairmount has obtained coverage through another carrier, though at a substantially higher premium.

         In 1999, Fairmount spent approximately $256,900 on capital expenditures for the upgrade and the expansion of its production facilities, and improvements to its equipment, computers and computer systems. Fairmount has budgeted approximately $500,000 for capital expenditures in 2000. Major expenditures are targeted for the replacement and improvement of process equipment, new construction, and safety and environmental projects.

         It is not Fairmount's policy to acquire assets primarily for possible capital gain or primarily for income.

Item 3.  Legal Proceedings

         A bodily injury claim was filed against the Company on December 2, 1998 in the Superior Court of New Jersey Law Division, Hudson County. The plaintiff alleges that on March 25, 1997, the date of an explosion at Fairmount's plant, the force of the explosion threw him backward and resulted in injuries. The plaintiff was an invitee upon the adjoining property to the Company. The Company's commercial general liability and commercial umbrella insurance carrier is defending the Company in this action and the Company is subject to a $25,000 deductible.

         On May 13, 1999, a toxic tort case was brought against the Company and other defendants by former employees, family members of the former employees or heirs of deceased former employees of La Gloria and Gas Company and the La Gloria Refinery located in Tyler, Texas. The claimants contend that the employee plaintiffs and their families were exposed to a number of toxic chemicals by working in and around them or with them at the La Gloria Plant and by second-hand exposure occurring as a result of the toxic substance being brought home on the clothing and bodies of the employee plaintiffs. Plaintiffs have sued the employer defendants and numerous manufacturers, suppliers, and distributors of chemicals, solvents and products supplied to the La Gloria Plant. The Company sold a hydrazine blend to La Gloria during 1990 and 1991.

         On October 21, 1999, the Federal Court granted defendants' motion to dismiss because of lack of subject matter jurisdiction. Claimants re-filed this cause of action in Texas state court in the District Court of Harrison County, Texas on December 15, 1999. Claimants' allegations in the state court petition are identical to the allegations discussed above. The discovery process is in the initial phase and the Company is not able to determine potential exposure at this time. The Company's commercial general liability and commercial umbrella insurance carrier is defending the Company in that action. See the "Environmental Laws and Government Regulations" section of Item 6.

Item 4.  Submission of Matters to a Vote of Security Holders

         Fairmount submitted no matters to a vote of its security holders during the last quarter of its fiscal year ended December 31, 1999.

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

                             COMMON STOCK BID PRICES

                                                  1999                          1998
                                                  ----                          ----
                  Quarter                High              Low         High             Low
                  -------                ----              ---         ----             ---
                  First                  $.31              $.18        $.11             $.11
                  Second                 $.50              $.21        $.75             $.11
                  Third                  $.31              $.44        $.39             $.16
                  Fourth                 $.31              $.19        $.39             $.16

         There were approximately 247 stockholders of record at December 31, 1999. Fairmount did not declare or pay any dividends in 1999 or 1998.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         To meet its liquidity requirements, including its capital program, Fairmount accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. Fairmount believes these sources to be adequate to meet operating requirements for the year ending December 31, 2000. The line of credit was renewed during the second quarter of 1999 with the same terms and conditions. The line of credit is due for renewal during the second quarter of 2000.

         The Company's working capital decreased by $244,200 in 1999, resulting in working capital of $5,248,000 compared to working capital of $5,492,100 in 1998. The decrease was primarily due to higher accounts payable of $317,700, higher accrued other liabilities of $80,300, and lower prepaid expenses of $72,700. This decrease in working capital was partially offset by $375,000 received from the Company's property insurance carrier as final settlement for property damages sustained from a dryer explosion during March, 1997, and $100,000 received as partial settlement of the property damages sustained from a fire on November 10, 1999. In addition, higher accounts receivable of $103,700 partially offset the decrease in working capital.

         On March 25, 1997, equipment used to dry some of Fairmount's products was destroyed in an explosion. No employees were injured. The damage to both the building housing the equipment and the equipment was extensive and the building has been razed. Other surrounding buildings experienced minor collateral damage. Fairmount has discontinued drying the product that was being dried at the time of the explosion. This product has been reformulated for safety concerns. Fairmount has lost some orders because of the reformulation, but the effect on its operations is immaterial. During 1997, Fairmount wrote-off $87,800 of inventory that was similar to the product that was involved in the explosion.

         On November 10, 1999, a fire destroyed some equipment and a portion of the roof in one of the production buildings. No employees were injured. The total amount of the damage is not known at this time, however Fairmount believes that its insurance is sufficient to cover the property losses sustained. The fire had an adverse effect on operations during the fourth quarter of 1999, and this adverse effect is expected to continue through the first half of 2000. Fairmount expects to be able to conduct normal operations in this building during second quarter of 2000. Fairmount incurred approximately $17,500 in professional cost related to the fires and wrote-off approximately $22,000 of net capitalized equipment and building improvements damaged or destroyed by the fire.

         Fairmount was notified by its insurance carrier that when its property and boiler insurance policy expires on February 1, 2000, it would not be renewed because of adverse loss experience. Fairmount has obtained coverage through another carrier, though at a substantially higher premium.

         On March 20, 1992, a Credit Facility Loan Agreement ("Credit Facility") was created with monies contributed to a fund ("the Fairmount Fund") by William
E. Leistner and the Estate of Olga H. Knoepke. At that date, the Fairmount Fund provided Fairmount with a $2,494,000 credit facility under which all borrowings paid interest at the rate of 5% per annum. The outstanding borrowings from the Credit Facility were $1,080,000. On July 2, 1997 the Credit Facility was terminated and Fairmount replaced the $1,080,000 of credit facility borrowings with new promissory notes due January 1, 2005. The Leistner Estate received a note for $648,000. Three notes were issued to beneficiaries of the Knoepke Estate. These three notes were issued as follows:

              -   The da Mota Family Partnership - $224,640;
              -   Glen da Mota - $142,560; and
              -   Lynn da Mota - $64,800.

         All of the promissory notes described above have similar terms and conditions. Interest payable commencing with 1999, is at the corporate base rate posted by Citibank, N.A. (or its successor) on the last banking day of the previous calendar year. Interest on the unpaid principal from January 1, 1998 through December 31, 1998 is at the rate of 7% per annum. Interest payable from January 1, 1999 through December 31, 1999 is at the rate of 7.75% per annum. All of the promissory notes are subordinated to Fairmount's line of credit financing with Summit Bank and are collaterized by security agreements on Fairmount's accounts receivables, inventories and personal property.

         On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust. This trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of Fairmount, as well as the promissory notes held by the Leistner Estate. Howard Leistner, Hedi Mizrack and Gilbert Leistner have sole voting rights to their common stock holdings.

         The promissory note to the Leistner Estate for $491,600 is subordinated to Fairmount's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility. Interest paid on the promissory notes/long-term debt to affiliated parties was $121,800 in 1999. Interest paid on long-term debt to affiliated parties was $110,600 in 1998.

         Fairmount entered into an employment agreement with Dr. Reidar Halle. Under the agreement, which was made effective January 12, 1998, Dr. Halle became President and Chief Executive Officer. The agreement can be terminated be either party by giving thirty days written notice. If Fairmount terminates the agreement for any reason other then for cause, as defined, then Dr. Halle shall be paid an amount equal to six month's annual base salary on January 12, 1998.

Year 2000 Compliance

         As of March 15, 2000, Fairmount has not encountered any year 2000 problems with its computer systems. Since January 1, 2000 all vendors, supplies and contractors have supplied services and material on a routine basis. Fairmount spent $75,000 in replacing hardware and software for its Year 2000 initiative. It is not expected that any funds will be spent for year 2000 compliances during the year 2000.

Environmental Laws and Government Regulations

         Fairmount's operations are subject to extensive Federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generating, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Government authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The company believes it has the ability to comply with the present environmental statutes applicable to its business. Fairmount has an ongoing program to treat and monitor its wastewater effluent for compliance with the requirements of local laws and regulations. Samples are analyzed for biological oxygen demand. An outside testing laboratory performs a complete chemical analysis monthly and quarterly summary, and results are forwarded to the Passaic Valley Sewage Commission and the New Jersey Department of Environmental Protection.

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

         The Occupational Safety and Health Act and its regulations also impact Fairmount's operations relating to workplace safety and workers' health.

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

         Fairmount has no knowledge of contamination of soil on its property. No underground storage tanks exist on Fairmount's property. Fairmount's manufacturing effluent system is connected to an above ground piping system. The effluent is discharged to the local sewage commission. In 1998 Fairmount received a complaint alleging discharge of effluent in excess of the permissible limits on one occasion. In 1997 Fairmount received a complaint alleging discharges of affluent in excess of the permissible limits on two separate occasions. Fines associated with these 1998 and 1997 complaints were not material to the results of operations or financial position of Fairmount.

         Environmental compliance, waste disposal and regulatory fees totaled approximately $101,800 in 1999 and $257,300 in 1998. These costs are included in general and administrative expenses.

Inflation

         Fairmount believes that inflation did not have a material impact on results of operations in 1999. Based on present economic conditions this trend should continue in 2000.

Results of Operations 1999 - 1998

         Net sales for 1999 were $11,316,000, a decrease of $1,489,500 or 11.6%
as compared to 1998.

                                                1999              1998             Change
                                                ----              ----             ------
           Imaging chemicals                $ 2,342,200      $ 2,393,900      $   (51,700)
           Hydrazine blends                   2,360,900        2,151,400          209,500
           Hydrazine derivatives              1,029,000        1,409,700         (380,700)
           Plastics additives                 3,703,700        3,363,300          340,400
           Specialty chemicals                1,880,200        3,487,200       (1,607,000)
                                            -----------      -----------      -----------
                Total                       $11,316,000      $12,805,500      $(1,489,500)
                                            ===========      ===========      ===========

         The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as the market for film diminishes due in part to new digital imaging technologies. Fairmount is aware of this possibility and is taking steps to substitute new products that are used in making photographic paper and increase its market share of existing products by broadening its customer base.

         The decreased sale of hydrazine derivatives in 1999 was due to a softening in that market and customers consolidating and reducing their inventories. During 1999, one of the Company's major hydrazine derivative customers has moved the production of their products to other plants around the world and Fairmount anticipates that it will no longer sell the same volume of product to this customer as it has done in the past. Fairmount will continue to emphasize the development of what it believes will be an expanding market for hydrazine derivatives. Fairmount is becoming a major producer of hydrazine derivatives in the U.S. and believes there is substantial growth potential over the next few years.

         Sales of plastics additives increased from $3,363,300 in 1998 to $3,703,700 in 1999, an increase of $340,400 or 10%. The increase in the sales amount is net of price decreases effective during the second half of 1999. This sales value increase was due to increased volume to a major European customer. As in prior years, Fairmount expects the downward pressure on plastics additive prices to continue.

         Sales of specialty chemicals were $1,880,600 in 1999 compared to $3,487,800 in 1998, a decrease of $1,607,300. This decrease in sale of specialty chemicals was primarily due to lack of demand in 1999 for a new agricultural intermediate product which was custom manufactured for a customer during the second and third quarter in 1998.

         Each class of similar products contributed the following percentage of total sales in each of the last two calendar years:

                                                          1999             1998
                                                          ----             ----
         Imaging chemicals                                21 %             19 %
         Hydrazine blends                                 21 %             17 %
         Hydrazine derivatives                             9 %             11 %
         Plastics additives                               33 %             26 %
         Specialty chemicals                              16 %             27 %
                                                         -----            -----
                                                         100 %            100 %
                                                         =====            =====

         The gross profit for 1999 was $1,247,000, a decrease of $1,869,400 or 60% compared to the same period in 1998. As a percent of sales the gross margin was 11.0% in 1999 compared to 24.3% during 1998. The decrease in gross profit was primarily due to the decrease in sales of specialty chemicals and imaging chemicals, which are more profitable than the Company's other products. The average unit selling price of plastic additives has decreased without a corresponding decrease in production cost. In addition, lower production volume had a negative impact on gross profit.

         Selling, general and administrative expenses decreased by $146,600 in 1999 compared to 1998. Selling expenses increased $64,700 primarily due to increased commissions. General and administrative expenses decreased by $211,300 in 1999 compared to 1998. This decrease was due primarily to decreases of professional fees of $78,800, computer related expenses of $11,100, environmental expenses of $42,000,and environmental consulting and professional fees of $115,400, partially offset by shipping related expenses, which increased by $29,200 and freight costs, which increased by $19,400.

         There was an operating loss was $972,000 in 1999 compared to an operating profit of $766,200 in 1998. The decrease in operating income was due to a decrease in sales, without a corresponding decrease in production labor and overhead.

         Interest expense was higher in 1999 versus 1998 due to an increase of .75% in the interest rate on the remaining debt owed to affiliated parties per the new promissory note agreements and increased other interest charges. See
Note 4 of the Notes to Consolidated Financial Statements.

         During 1999, Fairmount received insurance proceeds, net of costs and write-downs, of $435,500, compared to $1,140,100 in 1998. The insurance proceeds in 1999 included $375,000 partial settlement for the property losses sustained from the explosion on March 25, 1997 and $100,000 partial payment for the property loss sustained from the fire on November 10, 1999. See Note 13 of the Notes to Consolidated Financial Statements.

2000 OUTLOOK

         Fairmount has budgeted approximately $500,000 for capital expenditures in 2000. Major expenditures will consist of the replacement and improvement of process equipment, new construction, and safety and environmental projects.

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

FORWARD LOOKING STATEMENTS

         This document contains forward-looking statements that involve risks and uncertainties that could cause the results of Fairmount to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and acceptance of new products and services; competition; the flow of products into third-party distribution channels; and other risks detailed from time to time in Fairmount's Securities and Exchange Commission filings. The words "anticipates," "believes," "estimates," "expects," "intends," "will," and similar expressions, as they relate to Fairmount or our management, may identify forward-looking statements. Such statements reflect the current views of Fairmount with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated or expected. Fairmount does not intend to update these forward-looking statements.

Item 7.  Financial Statements and Supplementary Data

Index to Financial Statements and Related Information

Financial Statements

                                                                                                      Page
                                                                                                      ----
         Independent Auditors' Report                                                                 13

         Statements of Operations for the years ended December 31, 1999 and 1998                      14

         Balance Sheets as of December 31, 1999 and 1998                                              15

         Statements of Stockholders' Equity and Comprehensive Income (loss)
           for the years ended December 31, 1999 and 1998                                             16

         Statements of Cash Flows for the years ended December 31, 1999 and 1998                      17

         Notes to Financial Statements                                                                18 -27

                          Independent Auditors' Report




The Board of Directors and Stockholders
Fairmount Chemical Co., Inc.:



We have audited the accompanying balance sheets of Fairmount Chemical Co., Inc. as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmount Chemical Co., Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                  /S/ KPMG LLP




Short Hills, New Jersey
March 6, 2000

                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1999 and 1998

                                                    1999                1998
                                                    ----                ----
Net sales                                       $ 11,316,000        $ 12,805,500

Cost of goods sold                                10,069,000           9,689,100
                                                ------------        ------------
   Gross profit                                    1,247,000           3,116,400

Research & development                               374,500             359,100

Selling, general and
     administrative expenses                       1,844,500           1,991,100
                                                ------------        ------------

   Operating income (loss)                          (972,000)            766,200

Interest expense (Note 4)                            149,100             131,600
Other income                                        (120,100)            (82,300)
Insurance proceeds, net (Note 13)                   (435,500)         (1,140,100)
                                                ------------        ------------

Earnings (loss) before income taxes                 (565,500)          1,857,000

Income taxes                                              --                   _
                                                ------------        ------------
Net earnings (loss)                             $   (565,500)       $  1,857,000
                                                ============        ============

Earnings (loss) per share (Note 9)

   Basic                                        $       (.07)       $        .22
                                                ============        ============

   Diluted                                      $       (.07)       $        .13
                                                ============        ============

Common shares and equivalents outstanding
   Basic                                           8,292,866           8,292,866
                                                ============        ============

   Diluted                                         8,292,866          14,178,913
                                                ============        ============

                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                                                  1999                1998
                                                                  ----                ----
ASSETS
   CURRENT ASSETS:
         Cash                                                   2,481,100          2,422,700
         Accounts receivable                                    1,985,100          1,881,400
         Inventories                                            1,957,800          1,941,900
         Prepaid expenses                                         114,100            186,800
         Other current assets                                      10,200             19,100
                                                              -----------        -----------
                  Total Current Assets                          6,548,300          6,451,900

   Property, plant and equipment
        Less accumulated depreciation of
        $5,204,400 and $4,599,400 in 1999
       and 1998 respectively (Note 3)                           3,805,800          4,185,900
   Other assets                                                       700                700
                                                              -----------        -----------
         Total Assets                                          10,354,800         10,638,500
                                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
         Accounts payable                                         826,200            508,500
         Accrued compensation                                      84,200            115,700
         Accrued pension liability (Note 7)                       153,200            145,300
         Other accrued liabilities                                236,700            156,400
         Short-term bank borrowings (Note 4)                           --             33,900
                                                              -----------        -----------
                  Total Current Liabilities                     1,300,300            959,800

   Promissory notes to affiliated parties                       1,571,600          1,571,600
   Accrued pension liability (note 7)                             145,900            409,000

   Commitments and contingencies

   Stockholders' Equity
   Preferred stock, par and liquidation value $1 Per
        Share authorized - 10,000,000 shares: 5,400,000
        shares issued and outstanding (liquidation
        value $5,400,000)                                       5,400,000          5,400,000
   Common shock, par value $1 per share
        Authorized - 15,000,000 shares; 8,293,366
        Issued and outstanding in 1999 and 1998                 8,293,400          8,293,400
   Less: Treasury stock (at cost) - 500 shares                       (500)              (500)
   Capital in excess of par value                               7,316,000          7,316,000
   Accumulated deficit                                        (13,574,700)       (13,009,200)
   Additional minimum pension liability                           (97,200)          (301,600)
                                                              -----------        -----------
         Total Stockholders' Equity                             7,337,000          7,698,100
                                                              -----------        -----------
   Total Liabilities and Stockholders' Equity                  10,354,800         10,638,500
                                                              ===========        ===========

                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       AND
                           COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                           1999                                      1998
                                             -----------------------------------     ----------------------------------
                                                                  Comprehensive                           Comprehensive
                                                                      (loss)                                   Income
                                                                      ------                                   ------
Preferred stock:
     Balance at December 31,                  $  5,400,000                            $  5,400,000
           (5,400,000 shares)

Common stock:
      Balance at December 31                     8,293,400                               8,293,400
           (8,293,366 shares)

Capital in excess of par value:                  7,316,000                               7,316,000
     Balance at December 31,


Accumulated deficit:
     Balance at January 1                      (13,009,200)                            (14,866,200)
     Net income (loss)                            (565,500)         (565,500)            1,857,000           1,857,000
                                              ------------                            ------------
     Balance at December 31,                   (13,574,700)                            (13,009,200)

Accumulated other comprehensive
     loss:
           Balance at January 1                   (301,600)                               (297,500)
           Change in additional minimum
           pension liability                       204,400           204,400                (4,100)             (4,100)
                                                                    ---------                                ---------
           Comprehensive income (loss)                              (361,100)                                1,852,900
                                              ------------                            ------------
Balance at December, 31                            (97,200)                               (301,600)

Treasury stock:
     Balance at December 31,                          (500)                                   (500)
           (500 shares)
                                              ------------                            ------------
Total Stockholders' equity                    $  7,337,000                            $  7,698,100
                                              ============                            ============

                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1999 and 1998

                                                             1999              1998
                                                             ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                  $  (565,500)       $ 1,857,000
   Adjustments to reconcile net income to
        net cash provided by operating activities:
             Depreciation                                    615,000            665,000
             Insurance proceeds, net                        (435,500)        (1,140,100)
             Disposal of equipment damaged by fire            22,000                 --

   Increase (decrease) from changes in:
        Accounts receivable-trade                           (103,700)           (35,700)
        Inventories                                          (15,900)          (232,300)
        Prepaid expenses                                      72,700             95,700
        Other assets                                           8,900            127,900
        Accounts payable                                     317,700              8,600
        Accrued compensation                                 (31,500)            59,800
        Other liabilities                                     29,500           (101,400)
                                                         -----------        -----------

               Cash Flow (Used In) Provided by
                 Operating Activities                        (86,300)         1,304,500

CASH FLOW FROM (USED IN) INVESTING ACTIVITIES:
   Capital expenditures                                     (256,900)          (346,500)
    Insurance proceeds, net                                  435,500          1,140,100
                                                         -----------        -----------

          Net Cash From Investing Activities                 178,600            793,600

CASH FLOW FROM FINANCING ACTIVITIES:
   Bank (repayment)                                          (33,900)          (387,200)
                                                         -----------        -----------

          Cash Flow (Used in)Financing Activities            (33,900)          (387,200)
                                                         -----------        -----------

INCREASE IN CASH                                              58,400          1,710,900

Cash at Beginning of Period                                2,422,700            711,800
                                                         -----------        -----------

CASH AT END OF PERIOD                                    $ 2,481,100        $ 2,422,700
                                                         ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                            $   148,300        $   131,600
                                                         ===========        ===========

Income taxes paid                                        $        --        $        --
                                                         ===========        ===========

NON - CASH TRANSACTION:

Minimum pension liability adjustment:                    $   204,400        $     4,100
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


ACCOUNTS RECEIVABLE

         Trade accounts receivable are recorded at the invoice amount. Potential uncollectable amounts are recognized when in the judgment of management, collection is in doubt. There were no provisions on allowances for bad debts recorded in 1999 or 1998.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. There are no general and administrative costs in inventory.

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

         Depreciation expense was $615,000 and $665,000 in 1999 and 1998 respectively. The estimated useful lives of classes of assets are as follows:

          Asset Description                                      Life (years)
          -----------------                                      ------------
            Buildings                                                 20
            Machinery & Equipment                                  5  to 10
            Vehicles                                               3  to   5
            Furniture and Fixtures                                 5  to  10

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

STOCK-BASED COMPENSATION

         The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", in 1996. As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting For Stock Options".

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 1999 and 1998, the fair values of the Company's financial instruments, principally cash and debt, approximates their carrying amount.

SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION

         The Company is managed and operates as one business, which manufactures, distributes and sells specialty and fine organic chemicals. Accordingly, the Company does not have separate reporting segments as defined in SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information".

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

COMPREHENSIVE INCOME

         In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income is any change in the Company's equity from transactions and other events originating from non-owner sources. For the Company, these changes include reported net income and changes in the additional minimum pension liability. The change in additional minimum pension amounted to a decrease (increase) loss of $204,400 and $(4,100) in 1999 and 1998 respectively.

NOTE 2.  INVENTORIES

         Inventories at December 31, consisted of:

                                                 1999             1998
                                                 ----             ----
         Finished goods                      $ 1,622,900       $ 1,715,700
         Raw materials                           334,900           226,200
                                             -----------       -----------
                      Total                  $ 1,957,800       $ 1,941,900
                                             ===========       ===========

           The reserve for obsolete inventory was $142,100 and $70,700 at December 31, 1999 and 1998, respectively.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, by major classification, at December 31, 1999 and 1998 is summarized as follows:

                                                            1999                 1998
                                                            ----                 ----
         Land                                           $    259,300          $  259,300
         Buildings                                         3,561,400           3,527,700
         Machinery and  equipment                          4,924,500           4,796,500
         Vehicles                                             66,800              66,800
         Furniture and fixtures                              198,200             135,000
                                                        ------------          ----------
                                                           9,010,200           8,785,300
         Less:  Accumulated depreciation                   5,204,400           4,599,400
                                                        ------------          ----------
                                                        $  3,805,800          $4,185,900
                                                        ============          ==========

         Construction in progress of approximately $ 0 at December 31, 1999 and $75,300 at December 31, 1998 is included in machinery and equipment.

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

         All of the promissory notes described above have similar terms and conditions. Interest payable commencing with 1999, is at the corporate base rate posted by Citibank, N.A. (or its successor) on the last banking day of the previous calendar year. Interest on the unpaid principal from January 1, 1998 through December 31, 1998 is at the rate of 7% per annum. Interest payable from January 1, 1999 through December 31, 1999 is at the rate of 7.75% per annum. All of the promissory notes are subordinated to the Company's line of credit financing with Summit Bank and are collaterized by security agreements on the Company's accounts receivables, inventories and personal property.

         The promissory note to the Leistner Estate for $491,600 is subordinated to the Company's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility. Interest paid on the promissory notes/long-term debt to affiliated parties was $121,800 in 1999. Interest paid on long-term debt to affiliated parties was $110,600 in 1998.

         On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust (the "Trust"). This trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of the Company, as well as the promissory notes held by the Leistner Estate. Howard Leistner, Hedi Mizrack and Gilbert Leistner have sole voting rights to their common stock holdings.

NOTE 5.  LONG-TERM DEBT

                                                               1999            1998
                                                               ----            ----
         Capital Expenditures Line of Credit                      -          $33,900
         Working Capital Line of Credit                           -                -
                                                                ---          -------
         Less Current Indebtedness                                -           33,900
                                                                ---          -------
         Long Term Debt                                         $ -          $     -
                                                                ===          =======

         In July 1996, the Company obtained a $1,250,000 line of credit from Summit Bank. The line of credit is comprised of two separate available balances. There is $750,000 available for working capital purposes and $500,000 available to finance capital expenditures. Interest on the borrowings is at the bank's prime rate plus 1%. Borrowings and repayments under the working capital line of credit are handled on a revolving credit basis. Borrowings against the capital expenditures line of credit are treated as a three-year note. The line of credit is subject to an annual review for renewal. The bank has been given a first security interest in the accounts receivable, inventory, and personal property of the Company. The line of credit was renewed during the second quarter of 1999 and is due for renewal during the second quarter of 2000.

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

         In addition to the incentive stock options, effective January 12, 1998, Dr. Reidar Halle, President and Chief Executive Officer of the Company was granted stock options to purchase One Million (1,000,000) shares of common stock at an exercise price of eleven cents ($.11) per share subject to the following vesting schedule.

              Vesting Date                         Exercisable Options
              ------------                         -------------------
            January 12, 1999                            334,000
            January 12, 2000                            333,000
            January 12, 2001                            333,000

Stock option transactions for the years ended December 31, 1999 and 1998:

                                                  1999                                   1998
----------------------------------------------------------------------------------------------------------------
                                    Shares                 Price              Shares                     Price
----------------------------------------------------------------------------------------------------------------
Outstanding
at beginning
of the year                        1,072,500                $.17               72,500                    $1.00

Granted                                                                     1,000,000                      .11

Forfeited                                  -

Expired                                    -
----------------------------------------------------------------------------------------------------------------
Outstanding
at end
of the year                        1,072,500                $.17            1,072,500                    $ .17
----------------------------------------------------------------------------------------------------------------
Exercisable                          406,500              $.11-$1.00           72,500                    $1.00
================================================================================================================
Weighted fair market value
of the grants during the year                               $  -                                         $ .20
================================================================================================================

         All incentive stock options outstanding as of December 31, 1999 and 1998 are exercisable at $1.00 per share. The average life of those stock options outstanding as of December 31, 1999 and 1998 is two and three years respectively.

         The fair value of each option was estimated on the date of the grant using the Black-Scholes value of 350 large general industrial public companies. The 1998 assumptions included in this estimation are as follows: risk free interest rate of 6.23%, expected life of 8.5 years, volatility of 98%, and dividend yield of 0%. The 1998 assumptions included in this estimation are as follows: risk free interest rate of 6.23%, expected life of 9.5 years, volatility of 98.0%, and dividend yield of 0%.

         Using the measurement principles of SFAS 123 "Accounting for Stock Based Compensation", the proforma effect on net earnings and net loss of reporting incremental compensation expense would have been a increase in net loss of $178,200 and an decrease in net earnings of $214,800 in 1999 and 1998, respectively. Accordingly, proforma net loss would have been $(743,200) in 1999, and net income would have been $1,642,200 in 1998. In addition, proforma basic and diluted earnings/(loss) per share would have been $(0.08) and $(0.08) in 1999, and $0.20 and $0.12 in 1998, respectively.

NOTE 7.  PENSION PLAN

         The Company has a defined benefit pension plan covering all of its employees. The benefits are based on years of service and the employees' compensation. The Company's funding policy is to contribute annually the statutory minimum. In 1999, the Company made contributions of $150,000 and $54,000 for the plan years of 1999 and 1998, respectively. In 1998 the Company made contributions of $154,000 and $78,000 for the plan years 1998 and 1997, respectively. Assets of the plan are held by an insurance company in guaranteed annuity contracts.

         The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1999 and 1998.

Actuarial present value of benefit obligation:

                                                                1999                1998
                                                                ----                ----
Vested benefit obligation                                    $ 3,518,400        $ 3,627,400
                                                             -----------        -----------

Accumulated benefit obligation                               $ 3,577,900        $ 3,702,300
                                                             -----------        -----------
Change in projected benefit obligation
     Projected benefit obligation at beginning of year       $(3,903,600)       $(3,880,700)
     Service Cost less expense component                        (108,300)          (108,500)
     Interest Cost                                              (265,900)          (255,200)
     Actuarial Gain                                              259,500            100,600
     Benefits Paid                                               257,800            240,200
                                                             -----------        -----------
     Projected benefits Obligation at end of year             (3,760,500)        (3,903,600)
Change in plan assets
     Fair Value of Plan Assets at beginning of year            3,148,000          2,982,300
     Actual Return on Plan Assets                                199,600            188,900
     Employer Contribution                                       204,000            232,000
     Benefits Paid and Expenses                                 (272,800)          (255,200)
                                                             -----------        -----------
     Fair Market Value of Plan Assets at end of year           3,278,800          3,148,000
                                                             -----------        -----------
Fund status                                                     (481,700)          (755,600)

Unrecognized net obligation                                       22,000             33,100
Unrecognized prior service cost                                  (41,500)           (54,900)
Unrecognized net loss                                            299,400            524,700
                                                             -----------        -----------
Accrued benefit cost recognized in the
financial statements                                            (201,800)          (252,700)
                                                             ===========        ===========

Amount recognized in the statement of
financial position consist of
          Accrued benefit liability                             (299,000)          (554,300)
          Accumulated other comprehensive income                  97,200            301,600
                                                             -----------        -----------
Net amount recognized                                           (201,800)          (252,700)
                                                             ===========        ===========

Reconciliation of Accrued:
          Accrued Pension Cost at beginning of year             (252,700)          (339,400)
           Minus Net Periodic Pension Cost                       153,100            145,300
          Plus Contribution                                      204,000            232,000
                                                             -----------        -----------
                                                                (201,800)          (252,700)
                                                             ===========        ===========

         Net pension cost included in operating results for 1999 and 1998 amounted to $153,100 and $145,300 respectively and was comprised of the following:

         Service cost with expense component                   $ 123,300          $ 108,500

         Interest Cost                                           265,900            255,200

         Expected return on plan assets                         (249,100)          (188,900)

         Net amortization and deferral                            13,000            (29,500)
                                                               ---------          ---------

         Total net pension cost                                $ 153,100          $ 145,300
                                                               =========          =========

         The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation, the accumulated benefit obligation, and vested benefit obligation as of December 31, 1999 was 7.75% and 1998 was 7.0% and future salaries increases of 5.0% per annum plus the component for merit and promotion and expected return on assets of 8.0%, respectively.

         The provisions of SFAS No. 87, "Employees Accounting for Pensions", requires recognition in the balance sheet of an additional minimum liability when accumulated benefits are in excess of plan assets. The Company recorded a decrease (increase) of $204,400 and $(4,100), to the additional minimum liability in 1999 and 1998, respectively. The adjustment had no effect on 1999 operations but was accounted for as a component of stockholders' equity.

NOTE 8.  INCOME TAXES (BENEFITS)

         Income tax expense (benefit) for the years ended December 31, 1999 and 1998 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of the following:

                                                                                1999             1998
                                                                                ----             ----
          Computed "expected" tax (benefit)                                $  (192,100)        $ 631,400
          State tax net of federal benefit                                     (33,900)          111,300
          Loss of state net operating loss carryforwards                             -            51,600
          Change in valuation allowance                                        222,400          (810,200)
          Non-deductible penalties                                                   -            15,600
          Non-deductible travel and entertainment                                3,600               300
                                                                           -----------         ---------
                                                                           $       -0-         $     -0-
                                                                           ===========         =========

         The temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below.

                                                        1999                1998
                                                        ----                ----
Deferred tax assets:
          Charitable contribution                    $     2,000        $        --
          Restructuring                                       --              1,100
          Bonus                                               --             22,700
          Pension                                         69,000            126,100
          Interest                                       196,000            196,600
          Inventory                                       41,000             35,500
          Research and development tax credits           434,000            434,000
          Net operating loss - state                     113,000             29,700
          Net operating loss - federal                 4,199,000          3,726,100
                                                     -----------        -----------
Total tax assets                                       5,054,000          4,571,800
Valuation allowance                                    4,462,000          4,239,600
                                                     -----------        -----------
Net deferred tax assets                                  592,000            332,200
Deferred tax liability:
  Depreciation deferred tax credit                      (592,000)          (332,200)
                                                     ===========        ===========

Net deferred tax asset                               $       -0-        $      -0-
                                                     ===========        ===========

         The Company has federal and state net operating loss carryforwards of approximately $12,351,000 and $1,887,000 respectively, which expire in years 2000 through 2019.

NOTE 9.  NET EARNINGS (LOSS) PER SHARE

         Basic earnings per share are based on the net earnings/(loss) of the Company since there were no preferred dividends paid in 1999 and 1998. Diluted earnings per share is calculated in 1998 by dividing the net earnings of the Company by the weighted average number of shares outstanding adjusted for dilutive common share equivalents including preferred stock and shares granted under stock option arrangements. The following summarizes the calculations of basic and diluted earnings per share for the year ended December 31, 1998:

                                                                    For The Year Ended
                                                                     December 31, 1998
                                                        Income              Shares              Per Share
                                                       Numerator         Denominator             Amount
                                                       ---------         -----------             ------
         Basic Earning per Share                      $1,857,000          8,292,866              $0.22


         Effect of Dilutive Shares:
              Preferred Stock                                             5,400,000
               Options                                                      486,047
                                                      ----------         ----------              -----
         Diluted Earnings per Share                   $1,857,000         14,178,913              $0.13
                                                      ==========         ==========              =====

         Due to the Company reporting a loss for 1999, the exercise of options and the conversion of the preferred stock is not assumed, as the result would be anti-dilutive.


NOTE 10.  PREFERRED STOCK

       The preferred shareholder may convert all or any portion of the shares of preferred stock owned share-for-share to common stock at any time. The Company may redeem all or any part of its preferred stock by paying the holders par value for each such share redeemed. The preferred shareholder may redeem at par value all or any portion of the shares of preferred stock owned and/or convert share-for-share all or any portion of the shares of preferred stock owned to common stock if there is a significant change of ownership or control, sale of the business or reorganization. After written notice of an impending significant change of ownership, each preferred stockholder shall have 15 days to require redemption and/or conversion. Dividends only accrue if declared by the Board. To date no dividends have been declared and therefore none have been accrued. In the event of involuntary liquidation, each preferred shareholder is entitled to cash payment, at par value plus declared but unpaid dividends in preference over the common stockholders. There are no restrictions on retained earnings.

NOTE 11.  FOREIGN SALES AND MAJOR CUSTOMERS

         The business of the Company is the manufacturing and distribution of chemical products both domestically and internationally. Export sales in 1999 and 1998 amounted to $4,434,200 and $5,636,600, respectively. During 1999, three customers accounted for approximately 40.5 % of the Company's sales. During 1998, four customers accounted for approximately 49.9% of the Company's sales. The loss of one of these customers could have a material adverse effect on the Company's business.

         Major foreign geographical areas contributed the following percentages to net sales:

                                                              1999              1998
                                                              ----              ----
                  Europe                                      20.0%             17.0%
                  Asia                                        18.0%             25.0%
                  North and South America                      1.2%              2.0%

NOTE 12.  ENVIRONMENTAL MATTERS AND COMMITMENTS AND CONTINGENCIES

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

         Legal counsel has advised that there has been no quantified demand but Fairmount has been placed on notice of potential liability in connection with the aforementioned matters; accordingly management does not believe that the resolution of such matters will have a material adverse affect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

         A bodily injury claim was filed against the Company on December 2, 1998 in the Superior Court of New Jersey Law Division, Hudson County. The plaintiff alleges that on March 25, 1997, the date of an explosion at the Company's plant, the force of the explosion threw him backward and resulted in injuries. The plaintiff was an invitee upon the adjoining property to the Company. The Company's commercial general liability and commercial umbrella insurance carrier is defending the Company in that action and the Company's is subject to a $25,000 deductible.

         On May 13, 1999, a toxic tort case was brought against the Company and other defendants by former employees, family members of the former employees or heirs of deceased former employees of La Gloria and Gas Company and the La Gloria Refinery located in Tyler, Texas. The claimants contend that the employee plaintiffs and their families were exposed to a number of toxic chemicals by working in and around them or with them at the La Gloria Plant and by second-hand exposure occurring as a result of the toxic substance being brought home on the clothing and bodies of the employee plaintiffs. Plaintiffs have sued the employer defendants and numerous manufacturers, suppliers, and distributors of chemicals, solvents and products supplied to the La Gloria Plant. The Company sold a hydrazine blend to La Gloria during 1990 and 1991. On October 21, 1999, the Federal Court granted defendants' motion to dismiss because of lack of subject matter jurisdiction. Claimants re-filed this cause of action in Texas state court in the District Court of Harrison County, Texas on December 15, 1999. Claimants' allegations in the state court petition are identical to the allegations discussed above. The discovery process is in the initial phase and the Company is not able to determine potential exposure at this time. The Company's commercial general liability and commercial umbrella insurance carrier is defending the Company in that action.

         The Company is subject to various other claims, and other routine litigation arising in the normal course of its business. Management believes that the resolution of such matters will not have a material adverse affect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

NOTE 13.  INSURANCE PROCEEDS

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

         On November 10, 1999 a fire destroyed some equipment and a portion of the roof in one of the production buildings. No employees were injured. The total amount of the damage is not known at this time, however, Fairmount believes that its insurance is sufficient to cover the property losses sustained. The fire had an adverse effect on operations during the fourth quarter of 1999, and this adverse effect will continue into the first half of 2000. Fairmount expects to be able to conduct normal operations in the building during the second quarter of 2000. Fairmount incurred approximately $17,500 in professional costs related to the fire and wrote-off approximately $22,000 of net capitalized equipment and building improvements damaged or destroyed by the fire.

         Fairmount received $100,000 from its property insurance carrier in December 1999 and an additional $100,000 in March 2000 in partial settlement for its property losses caused by the fire.

         Fairmount was notified by its insurance carrier that when its property and boiler insurance policy expires on February 1, 2000, it would not be renewed because of adverse loss experience. Fairmount has obtained coverage through another carrier, though at a substantially higher premium.

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

         N/A

PART III

Item 9. Directors, Executive Officers and Control Persons of the Issuer, Compliance with Section 16(a) of the Exchange Act.

         Incorporated by reference to Fairmount's 2000 Definitive Proxy
Statement.

Item 10. Executive Compensation

         Incorporated by reference to Fairmount's 2000 Definitive Proxy
Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to Fairmount's 2000 Definitive Proxy
Statement.

Item 12. Certain Relationships and Related Transactions

         Incorporated by reference to Fairmount's 2000 Definitive Proxy
Statement.

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits

                           Reference is made to the Index of Exhibits commencing this page; all Exhibits are listed.

         (a)(3)            Exhibits:

         (3)               Restated Certificate of Incorporation filed May 11,
                           1982 with Secretary of State of New Jersey, incorporated by reference from Fairmount's Form 10-K for the fiscal year ending December 31, 1982 (Exhibit
                           3.3).

         (3)               Restated Certificate of Incorporation filed May 13,
                           1993 with the Secretary of State of New Jersey, incorporated by reference from Fairmount's Form
                           10-KSB or the fiscal year ending December 31, 1993
                           (Exhibit 3.1.)

         (3)               Restated Certificate of Incorporation filed June 8,
                           1994 with the Secretary of the State of New Jersey, incorporated by reference from Fairmount's Form
                           10-KSB for the fiscal year ending December 31, 1994
                           (Exhibit 3.1.)

         (3)               Certificate of Amendment to Certificate of
                           Incorporation filed June 9, 1986 with Secretary of
                           State of New Jersey, incorporated by reference from
                           Fairmount's Form 10-KSB for the fiscal year ending
                           December 31, 1986 (Exhibit 3.1.) . (3) Certificate of
                           Amendment to Certificate of Incorporation filed June
                           1, 1988 with Secretary of State of New Jersey,
                           incorporated by reference from Fairmount's Form 10-K
                           for the fiscal year ending December 31, 1988 (Exhibit
                           3)

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

         (10)(i) Statement on Schedule 13 D, dated September 19, 1993, previously filed by the Estate of William E. Leistner with Securities and Exchange Commission on March 30,
                           1994 with respect to the Estate of William E.
                           Leistner acquiring direct beneficial ownership of William E. Leistner's shares of Common Stock and
                           5,400,000 shares of Preferred Stock of Fairmount
                           Chemical Co., Inc. upon his death on September 19,
                           1993 is incorporated into Part III.

         (10)(i)           Amendment No. 1, dated December 28, 1992, to the
                           Statement on Schedule 13 D, previouslY filed by William E. Leistner with the Securities and Exchange
                           Commission on April 14, 1992, with respect to Fairmount's issuance to Leistner of 1,000,000 shares of Fairmount's Common Stock in cancellation of current debt to Leistner is incorporated into Part
                           III.

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

         (23.1)            Consent of KPMG LLP, Independent Certified Public
                           Accountants, attached to this Form 10-KSB as Exhibit
                           24, sequentially numbered page 32.

         (27)              Financial Data Schedule

         (b)               Reports on Form 8-K during the last quarter of 1998 -
                           None.

         SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                             FAIRMOUNT CHEMICAL CO., INC.
                             Registrant




March 28, 2000               By: S/Dr. Reidar Halle
                                -------------------------------------
                                Chief Executive Officer and President



March 28, 2000               By: S/William C. Kaltnecker
                                 -----------------------
                                 Controller

         In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                           Title                                        Date
---------                           -----                                        ----
S/Howard R. Leistner                Chairman of the Board                         March  28,  2000
---------------------------
(Howard R. Leistner)




S/Dr. Reidar T. Halle               Director, Chief Executive Officer,            March 28, 2000
---------------------------         President
(Dr. Reidar T. Halle)




S/Richard Mizrack                   Director                                      March 28, 2000
---------------------------
(Richard Mizrack)