Form 10QSB
period 2000-03-31
FAIRMOUNT CHEMICAL CO INC
filed 2000-05-15
CIK 34296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 2000

Commission file Number   1-4591

  FAIRMOUNT CHEMICAL CO., INC.
(Exact name of registrant as specified in its charter.)

New Jersey State of other jurisdiction of incorporation or organization)	22-0900720 (I.R.S. Employer Identification No.)

117 Blanchard Street, Newark, NJ (Address of principal executive offices)	07105 (Zip Code)

Registrant’s telephone number, including area code:    (973)-344-5790

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

      Common Stock, $1 Par Value — 8,292,866 shares as of April 1, 2000

INDEX

			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.

		Statements of Operations

		Three months ended March 31, 2000 and 1999	3

		Balance Sheets

		March 31, 2000 and December 31, 1999	4

		Statement of Stockholders’ Equity and Comprehensive Income for three months ended March 31, 2000 and 1999	5

		Statements of Cash Flows

		Three months ended March 31, 2000 and 1999	6

		Notes to Financial Statements	7-10

	Item 2.

		Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	14

	Item 6.	Exhibits and Reports on Form 8-K	14-16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAIRMOUNT CHEMICAL CO., INC.

Statements of Operations

For The Three Months Ended March 31, 2000 and 1999
(Unaudited)

	Three Months Ended

	March 31, 2000	March. 31, 1999

Net sales	$3,464,100	$2,245,500

Cost of goods sold	2,708,400	2,019,400

Gross profit	755,700	226,100

Research & development	101,400	100,300

Selling, general and administrative expense	538,600	454,800

Operating income (loss)	115,700	(329,000)

Interest expense	43,000	32,800

Insurance proceeds	(100,000)	(375,000)

Other income	(15,300)	(28,100)

Net income before income taxes	188,000	41,300

Income taxes	—	—

Net earnings	$188,000	$41,300

Earnings per share

Basic	$.02	$—

Diluted	$.01	$—

Common shares and equivalents outstanding

Basic	8,292,866	8,292,866

Diluted	14,232,000	14,226,700

See Accompanying Notes to Financial Statements.

FAIRMOUNT CHEMICAL CO., INC.

Balance Sheets

	March 31, 2000	December 31, 1999

	(Unaudited)
Assets

Current Assets:

Cash	$2,004,400	$2,481,100

Accounts receivable-trade	2,715,600	1,985,100

Inventories	2,510,600	1,957,800

Prepaid expenses	138,100	114,100

Other current assets	14,000	10,200

Total Current Assets	7,382,700	6,548,300

Property, plant and equipment

less accumulated depreciation of

$5,369,400 and $5,204,400 as of March

31, 2000 and December 31 1999, respectively	4,020,500	3,805,800

Other assets	700	700

Total Assets	$11,403,900	$10,354,800

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$1,600,100	$826,200

Accrued compensation	67,300	84,200

Pension liability	196,300	153,200

Other accrued liabilities	297,700	236,700

Short-term bank borrowings	50,000	—

Total Current Liabilities	2,211,400	1,300,300

Promissory notes to affiliated parties	1,571,600	1,571,600

Pension liability	95,900	145,900

Stockholders’ Equity

Preferred stock, par and liquidation value $1 per

share authorized - 10,000,000 shares; 5,400,000

shares issued and outstanding (liquidation

value $5,400,000)	5,400,000	5,400,000

Common stock, par value $1 per share

authorized - 15,000,000 shares; 8,293,366 shares

issued and outstanding	8,293,400	8,293,400

Less: Treasury stock (at cost) - 500 shares	(500)	(500)

Capital in excess of par value	7,316,000	7,316,000

Accumulated deficit	(13,386,700)	(13,574,700)

Additional minimum pension liability	(97,200)	(97,200)

Total Stockholders’ Equity	7,525,000	7,337,000

Total Liabilities and Stockholders’ Equity	$11,403,900	$10,354,800

See accompanying Notes to Financial Statements.

FAIRMOUNT CHEMICAL CO., INC.

Statement of Changes in Stockholders’ Equity
and
Comprehensive Income
For Three Months Ended March 31, 2000 and 1999

(Unaudited)

	2000		1999

		Comprehensive		Comprehensive
		Income		Income

Preferred stock:

Balance at March 31,	$5,400,000		$5,400,000

(5,400,000 shares)

Common stock:

Balance at March 31	8,293,400		8,293,400

(8,293,366 shares)

Capital in excess of par value:	7,316,000		7,316,000

Balance at March 31,

Accumulated deficit:

Balance at January 1	(13,574,700)		(13,009,200)

Net income	188,000	188,000	41,300	41,300

Balance at March 31,	(13,386,700)		(12,967,900)

Accumulated other comprehensive loss:

Balance at January 1	(97,200)		(301,600)

Additional minimum pension liability	—	—	—	—

Comprehensive income		$188,000		$41,300

Balance at March 31	(97,200)		(301,600)

Treasury stock:

Balance at March 31,	(500)		(500)

(500 shares)

Total Stockholders’ Equity	$7,525,000		$7,739,400

See accompanying notes to financial statements.

FAIRMOUNT CHEMICAL CO., INC.

Statements of Cash Flows
For The Three Months Ended March 31, 2000 and 1999
(Unaudited)

	2000	1999

Cash Flow from Operating Activities:

Net earnings	$188,000	$41,300

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:

Depreciation	165,000	180,000

Insurance proceeds, net	(100,000)	(375,000)

Increase (decrease) from changes in:

Accounts receivable-trade	(730,500)	68,800

Inventories	(552,800)	(515,600)

Prepaid expenses	(24,000)	30,800

Other assets	(3,800)	(28,200)

Accounts payable	773,900	353,400

Accrued compensation	(16,900)	(63,000)

Other liabilities	54,100	(33,800)

Cash Flow Used in Operating Activities	(247,000)	(341,300)

Cash Flow From Investing Activities:

Capital expenditures	(379,700)	(52,300)

Insurance proceeds, net	100,000	375,000

Net Cash (Used In) Provided by Investing Activities	(279,700)	322,700

Cash Flow From in Financing Activities:

Bank (repayment) borrowings	50,000	(12,700)

Cash Flow Provided by (Used In) Financing Activities	50,000	(12,700)

Decrease in Cash	(476,700)	(31,300)

Cash at Beginning of Period	2,481,100	2,422,700

Cash at End of Period	$2,004,400	$2,391,400

Supplemental Disclosure of Cash Flow Information:

Interest paid	$43,000	$32,800

Income taxes paid	$—	$—

See accompanying Notes to Financial Statements

FAIRMOUNT CHEMICAL CO., INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2000

Note 1. Summary of Significant Accounting Policies

ORGANIZATION

      The accompanying financial statements, which should be read in conjunction with the financial statements of Fairmount Chemical Co., Inc. (the “Company”) included in the 1999 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The Company’s interim results of operations are not necessarily indicative of what may be expected for the full year.

RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the 2000 presentation.

REVENUE

      Revenue is recognized on the date of invoice to a customer and invoices are prepared on or after the date of shipment. The Company’s terms are FOB shipping point and accordingly title for goods pass to the customer when product is shipped. Sales are generally final, without a right of return. If the product does not meet specifications, the Company may accept returns.

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

      No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at March 31, 2000 and March 31, 1999 for that portion of deferred tax assets which are not presently considered more likely than not to be realized.

FINANCIAL STATEMENTS

      The statements of operations for the three months ended March 31, 2000 and 1999, the statements of cash flows for the three months ended March 31, 2000 and 1999, and the balance sheet as of March 31, 2000 are unaudited. The balance sheet as of December 31, 1999 is audited.

Notes to Financial Statements (Continued)

Note 2. Earnings Per Share

      Basic earnings per share are based on the net earnings of the Company since there were no preferred dividends paid in the periods ended March 31, 2000 and 1999. Diluted earnings per share is calculated by dividing the net earnings of the Company by the weighted average number of shares outstanding adjusted for dilutive common share equivalents including preferred stock and shares granted under stock option arrangements. As of March 31, 2000 and 1999, 1,072,500 stock options were outstanding, 72,500 with an exercise price of $1.00 per share, 1,000,000 with an exercise price of $.11 per share.

Note 3. Long Term Promissory Notes to Affiliated Parties

      All promissory notes have similar terms and conditions. Interest payable from January 1, 1999 through December 31, 1999 was at the rate of 7.75% per annum. Interest is payable at the corporate base rate posted by Citibank, N. A. (or its successor) on the last banking day of the previous calendar year. Interest payable from January 1, 2000 through December 31, 2000 is at the rate of 8.5 % per annum. All of the promissory notes are subordinated to the Company’s line of credit financing with Summit Bank and are collateralized by security agreements on the Company’s accounts receivable, inventories and personal property. All promissory notes are due January 1, 2005. Interest paid on long-term debt to affiliated parties during the three months ended March 31, 2000 was $33,400 and $28,400 during the three months ended March 31, 1999.

Promissory Notes:

Leistner Trust	$491,600

Leistner Trust	$648,000

da Mota Family Partnership	$224,600

Glen da Mota	$142,500

Lynn da Mota	$64,800

$1,571,600

Note 4. Bank Borrowings

      The Company had a $1,250,000 line of credit from Summit Bank. The line of credit is comprised of two separate available balances. There is $750,000 available for working capital purposes and $500,000 available to finance capital expenditures. Interest on the borrowings is at the bank’s prime rate plus 1%. Borrowings and repayments under the working capital line of credit are handled on a revolving credit basis. Borrowings against the capital expenditure line of credit are treated as a three-year note. The line of credit is subject to an annual review for renewal. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company. The working capital line of credit was amended during the second quarter of 2000. Under the amended loan agreement Fairmount will be able to borrow the lesser of $1,250,000 or up to 80 % of its eligible receivables, as defined. The 80 % limitation on eligible receivables should not have a material effect on Fairmount. The capital expenditure line was not renewed as a result of Fairmount’s losses. The loss of the capital expenditures credit line will limit Fairmount’s options to finance its capital expenditures, however it will not have a material effect on its operations.

Notes to Financial Statements (Continued)

Note 5. Inventories

      Inventories at March 31, 2000 and December 31, 1999 consisted of the following:

	March 31, 2000	December 31, 1999

Finished goods	$2,106,400	$1,622,900

Raw materials	404,200	334,900

	$2,510,600	$1,957,800

Note 6. Insurance Proceeds

      During February 1999 the Company received a payment of $375,000 from its property insurance carrier as final settlement for the property damages sustained from the March 25, 1997 dryer explosion.

      On November 10, 1999, a fire destroyed some equipment and a portion of the roof in one of the production buildings. Fairmount received $100,000 from its property insurance carrier in March 2000 and an additional $233,100 in May 2000 in partial settlement for its property losses caused by the fire. These payments are in addition to the $100,000 received in December 1999.

Note 7. Contingencies

      The Company has received notice from the New Jersey Department of Environmental Protection (“NJDEP”) that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970’s the Company disposed of waste generated at the Company’s facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency (“USEPA”) that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company’s understanding that these allegations by the EPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible parties will bring claims against the Company alleging that it is at least partially responsible for the contamination. To date, no litigation has commenced with respect to these matters.

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

Notes to Financial Statements (Continued)

      A bodily injury claim was filed against the Company on December 2, 1998 in the Superior Court of New Jersey Law Division, Hudson County. The plaintiff alleges that on March 25, 1997, the date of an explosion at the Company’s plant, the force of the explosion threw him backward and resulted in injuries. The plaintiff was an invitee upon the adjoining property to the Company. The Company’s commercial general liability and commercial umbrella insurance carrier is defending the Company in that action and the Company is subject to a $25,000 deductible.

      On May 13, 1999, a toxic tort case was brought against the Company and other defendants by former employees, family members of the former employees or heirs of deceased former employees of La Gloria and Gas Company and the La Gloria Refinery located in Tyler, Texas. The claimants contend that the employee plaintiffs and their families were exposed to a number of toxic chemicals by working in and around them or with them at the La Gloria Plant and by second-hand exposure occurring as a result of the toxic substance being brought home on the clothing and bodies of the employee plaintiffs. Plaintiffs have sued the employer defendants and numerous manufacturers, suppliers, and distributors of chemicals, solvents and products supplied to the La Gloria Plant. The Company sold a hydrazine blend to La Gloria during 1990 and 1991. On October 21, 1999, the Federal Court granted defendants’ motion to dismiss because of lack of subject matter jurisdiction. Claimants re-filed this cause of action in Texas state court in the District Court of Harrison County, Texas on December 15, 1999. Claimants’ allegations in the state court petition are identical to the allegations discussed above. The discovery process is in the initial phase and the Company is not able to determine potential exposure at this time. The Company’s commercial general liability and commercial umbrella insurance carrier is defending the Company in that action.

      The Company is subject to various claims, and other routine litigation arising in the normal course of its business. Management believes that the resolution of such matters will not have a material adverse affect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

FAIRMOUNT CHEMICAL CO., INC.

Item 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
March 31, 2000

Liquidity and Capital Resources

      To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. The line of credit was renewed during the second quarter of 1999. The working capital line of credit was amended during the second quarter of 2000. Under the amended loan agreement Fairmount will be able to borrow the lesser of $1,250,000 or up to 80 % of its eligible receivables, as defined. The 80 % limitation on eligible receivables should not have a material effect on Fairmount. The capital expenditure line was not renewed as a result of Fairmount’s losses. The loss of the capital expenditures credit line will limit Fairmount’s options to finance its capital expenditures, however it will not have a material effect on its operations.

      The Company’s working capital decreased by $76,700 during the first three months of 2000. This decrease was due in part to lower period end cash balance, higher accounts payable of $773,900, higher pension liability of $43,100 and higher other liabilities of $61,000. These decreases in working capital were partially offset by higher accounts receivables of $730,500, higher inventories of $552,800 and a payment of $100,000 received from Fairmount’s property insurance carrier as partial settlement of the property damaged sustained from a fire on November 10, 1999.

      The inventory was higher as of March 31, 2000 as compared to December 31, 1999 due to increased purchases of raw materials and production in excess of shipment in anticipation of increased shipments during the second and third quarters. The accounts payable increase was a result of increased raw material and supply purchases. The increase in accounts receivable was due to increased shipments during the first quarter of 2000, with March 2000 being the month with the highest level of shipments.

      On March 25, 1997, equipment used to dry some of Fairmount’s products was destroyed in an explosion. No employees were injured. The damage to both the building housing the equipment and the equipment was extensive and the building has been razed. Other surrounding buildings experienced minor collateral damage. Fairmount has discontinued drying the product that was being dried at the time of the explosion. This product has been reformulated for safety concerns. Fairmount has lost some orders because of the reformulation, but the effect on its operations is immaterial.

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

Year 2000 Compliance

      As of April 30, 2000, Fairmount has not encountered any year 2000 problems with its computer systems. Since January 1, 2000 all vendors, supplies and contractors have supplied services and material on a routine basis. Fairmount spent $75,000 in replacing hardware and software for its Year 2000 initiative. It is not expected that any funds will be spent for year 2000 compliances during the year 2000.

Results of Operations

      Net sales for the first three months of 2000 were $3,464,100, an increase of $1,218,600 or 54.3 % as compared to 1999.

	Three Months Ended March 31,

	2000	1999	Change

Imaging & photographic chemicals	$849,700	$236,100	$613,600

Hydrazine blends	580,500	594,800	(14,300)

Hydrazine derivatives	212,600	107,200	105,400

Plastic additives	1,405,500	790,700	614,800

Specialty chemicals	415,800	516,700	(100,900)

Total	$3,464,100	$2,245,500	$1,218,600

      The increase in imaging chemical sales was due in part to increased shipments to the photographic industry. The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as the market for film diminishes due in part to new digital imaging technologies. Fairmount is aware of this possibility and is taking steps to substitute new products that are used in making photographic paper and increase its market share of existing products by broadening its customer base.

      Sales of plastics additives increased from $790,700 in the first quarter of 1999 to $1,405,500 in the first quarter of 2000, an increase of $614,800 or 78%. The increase in the sales amount is net of price decreases effective during the second half of 1999. This sales value increase was due to increased volume to a major European customer. As in prior years, Fairmount expects the downward pressure on plastics additive prices to continue.

      Each class of similar products contributed the following percentage of total sales in each of the following two quarters:

	Three Months Ended March 31,

	2000	1999

Imaging & photographic chemicals	25%	11%

Hydrazine blends	16%	26%

Hydrazine derivatives	6%	5%

Plastic additives	41%	35%

Specialty chemicals	12%	23%

	100%	100%

      The gross profit for the first three months of 2000 was $755,700, an increase of $529,600 compared to 1999. As a percent of sales the gross margin during the first three months of 2000 was 21.8 % compared to 10.0 % during 1999. The increase in gross profit was in part due to the increase in sales of imaging chemicals, which traditionally have higher gross margins than the Company’s other product lines and increase sales of plastic additives. In addition to higher sales volume, higher production had a positive impact on gross profit.

      Selling, general and administrative expenses increased by $83,800 in the first quarter of 2000 compared to the same period in 1999. Selling expenses increased $8,400, and general and administrative expenses increased by $75,400.

      Interest expense was higher in the first three months of 2000 versus 1999 due to the increased interest rate on the remaining debt owed to affiliated parties per the new promissory note agreements and increased other interest charges.

      During the first quarter of 2000, Fairmount received gross insurance proceeds of $100,000 as partial settlement of the property losses sustained from a fire on November 10, 1999. During the first quarter of 1999, Fairmount received gross insurance proceeds of $375,000, for property losses sustained from the March 25, 1997 explosion.

      No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at March 31, 2000 and March 31, 1999 for that portion of deferred tax assets, which are not presently considered more likely than not to be realized.

Forward Looking Statements

      This document contains forward-looking statements that involve risks and uncertainties that could cause the results of Fairmount to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and acceptance of new products and services; competition; the flow of products into third-party distribution channels; and other risks detailed from time to time in Fairmount’s Securities and Exchange Commission filings. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” and similar expressions, as they relate to Fairmount or our management, may identify forward-looking statements. Such statements reflect the current views of Fairmount with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated or expected. Fairmount does not intend to update these forward-looking statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      During the quarter ended March 31, 2000, there have been no material changes in the potential claims reported by the Company in its Annual Report on Form 10-KSB in “Item 1. Business — Environmental Laws and Government Regulations”.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation filed May 11, 1982 with Secretary of State of New Jersey, incorporated by reference from Fairmount’s Form 10-K for the fiscal year ending December 31, 1982, (Exhibit 3.3).

3.2	Restated Certificate of Incorporation filed May 13, 1993 with the Secretary of State of New Jersey, incorporated by reference from Fairmount’s Form 10-KSB or the fiscal year ending December 31, 1993, (Exhibit 3.1.).

3.3	Restated Certificate of Incorporation filed June 8, 1994 with the Secretary of the State of New Jersey, incorporated by reference from Fairmount’s Form 10-KSB for the fiscal year ending December 31, 1994, (Exhibit 3.1.).

3.4	Certificate of Amendment to Certificate of Incorporation filed June 9, 1986 with Secretary of State of New Jersey, incorporated by reference from Fairmount’s Form 10-KSB for the fiscal year ending December 31, 1986, (Exhibit 3.1.).

3.5	Certificate of Amendment to Certificate of Incorporation filed June 1, 1988 with Secretary of State of New Jersey, incorporated by reference from Fairmount’s Form 10-K for the fiscal year ending December 31, 1988, (Exhibit 3).

3.6	By-laws as last amended February 21, 1984, incorporated by reference from Fairmount’s Form 10-K for the fiscal year ending December 31, 1983, (sequentially numbered pages 56 through 69).

4.1	Letter Agreement extending the date for maturity of current indebtedness to Fairmount Fund and the Estate of Leistner to April 1, 1998 incorporated by reference from the Company’s Form 10-KSB for the fiscal year ending December 31, 1996, (Exhibit 4(a)).

4.2	Employment agreement between Todd K. Walker (Employee) and Fairmount incorporated by reference from Fairmount’s Form 10-KSB for the fiscal year ending December 31, 1994, (Exhibit 4(b)).

4.3	Termination of the 1992 Credit Facility Loan Agreement incorporated by reference from Fairmount’s Form 10-KSB for the fiscal year ended December 31, 1997, (Exhibit 4(a)).

10.1	Amendment No. 10, dated September 10, 1987, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and the Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 100,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.

10.2	Amendment No. 11, dated December 17, 1987, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 133,334 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.

10.3	Amendment No. 12, dated July 7, 1988, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982, and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.

10.4	Amendment No. 13, dated August 7, 1989 to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982, and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.

10.5	Amendment No. 14, dated May 23, 1990, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 1,500,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.

10.6	Amendment No. 15, dated December 5, 1990, to the Statement on Schedule 13D, previously filed by Phoenix Chemical Company and Phoenix Chemical Corporation with the Securities and Exchange Commission on March 19, 1982 and April 9, 1982, respectively, and the American Stock Exchange on March 22, 1982 and April 12, 1982, respectively, with respect to Fairmount’s issuance to Phoenix Chemical Company of 1,000,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.

10.7	Statement on Schedule 13D, dated April 6, 1992, previously filed by William E. Leistner with the Securities and Exchange Commission on April 15, 1992 with respect to the liquidation and winding up of Phoenix Chemical Company and the distribution of 3,789, 200 shares of Fairmount’s common stock to Leistner, who was a 60% partner in Phoenix, as the result of such liquidation is incorporated into Part III.

10.8	Statement on Schedule 13D, dated April 6, 1992, previously filed by the Estate of Olga H. Knoepke, with the Securities and Exchange Commission on May 4, 1992, with respect to liquidation and winding up of Phoenix Chemical Company and the distribution of 2,526,134 shares to the Estate of Olga H. Knoepke, who was a 40% partner in Phoenix, as the result of such liquidation is incorporated into Part III.

10.9	Statement on Schedule 13D, dated September 19, 1993,previously filed by the Estate of William E. Leistner with Securities and Exchange Commission on March 30, 1994 with respect to the Estate of William E. Leistner acquiring direct beneficial ownership of William E. Leistner’s shares of Common Stock and 5,400,000 shares of Preferred Stock of Fairmount Chemical Co., Inc. upon his death on September 19, 1993 is incorporated into Part III.

10.10	Amendment No. 1, dated December 28, 1992, to the Statement on Schedule 13D, previously filed by William E. Leistner with the Securities and Exchange Commission on April 14, 1992, with respect to Fairmount’s issuance to Leistner of 1,000,000 shares of Fairmount’s Common Stock in cancellation of current debt to Leistner is incorporated into Part III.

10.11	Form 8-K of the Company, previously filed September 10, 1987, with respect to Issuer’s issuance to Phoenix Chemical Company of 100,000 shares of Fairmount’s common stock in cancellation of current debt to Phoenix.

10.12	Incentive Stock Option Plan, incorporated by reference to Fairmount’s Definitive Proxy Statement for its Annual Meeting of Stockholders held April 19, 1983 (Exhibit A), and amendment thereto, incorporated by reference from the Fairmount’s Definitive Proxy Statement for its Annual Meeting of Stockholders held May 15, 1985 (Exhibit A); Incentive Stock Option Plan, as amended in 1988, incorporated by reference from Fairmount’s Form 10-K for the fiscal year ending December 31, 1988 (Exhibit 10); and amendment to Incentive Stock Option Plan in 1991, incorporated by reference to Fairmount’s Definitive Proxy Statement for its Annual Meeting of Stockholders held May 6, 1991 (Exhibit A).

10.13	Employment agreement by and between Reidar Halle Ph.D. and Fairmount Chemical Co., Inc. incorporated by reference from Fairmount’s Form 10-QSB for the quarter year ending June 30, 1998. (Exhibit 10).

27.1	Financial Data Schedule

(b)	No reports have been filed on Form 8-K during the quarter ended March 31,2000.

FAIRMOUNT CHEMICAL CO., INC.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAIRMOUNT CHEMICAL CO., INC. Registrant

May 15, 2000 Date	S/Reidar Halle Reidar T. Halle Chief Executive Officer & President

May 15, 2000 Date	S/William C. Kaltnecker William C. Kaltnecker Controller