Form 10QSB
period 2000-06-30
FAIRMOUNT CHEMICAL CO INC
filed 2000-08-11
CIK 34296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2000
                                    --------------

[ ]      Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________  to _____________

Commission file Number                          1-4591
                                    ------------------

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

             (Exact name of registrant as specified in its charter.)

                 NEW JERSEY                               22-0900720
      -----------------------------------                ------------
      (State of other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

               117 Blanchard Street, Newark, NJ            07105
               -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973)-344-5790
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

     Common Stock, $1 Par Value - 8,292,866 shares as of August 1, 2000

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No  [X]

                                      INDEX
                                    ---------
                                                                            PAGE

PART I            FINANCIAL INFORMATION

         Item 1

                  Statements of Operations
                           Three months and six months ended
                           June 30, 2000 and 1999                              3

                  Balance Sheets
                           June 30, 2000 and December 31, 1999                 4

                  Statement of Stockholders' Equity and Comprehensive
                  Income for the six months ended June 30, 2000 and
                  1999                                                         5

                  Statements of Cash Flows
                           Six months ended June 30, 2000 and 1999             6

                  Notes to Financial Statements                           7 - 10

         Item 2.

                  Management's Discussion and Analysis of
                           Financial Condition and Results of Operation  11 - 14

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           15

         Item 4. Submission of Matters to Vote of Security Holders            15

         Item 6. Exhibits and Reports on Form 8-K                        15 - 18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF OPERATIONS

        For The Three Months and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                          Three Months Ended                   Six Months Ended
                                     June 30, 2000   June 30, 1999     June 30, 2000      June 30, 1999
                                    --------------   -------------     -------------      -------------

Net sales                              $3,070,400     $3,188,600         $6,534,500        $5,434,100
Cost of goods sold                      2,393,000      2,529,300          5,101,400         4,548,700
                                       ----------     ----------         ----------        ----------
           Gross profit                   677,400        659,300          1,433,100           885,400

Research and development                  103,800         89,800            205,200           190,100
Selling, general and
  administrative expense                  489,700        443,800          1,028,300           898,600
                                       ----------     ----------         ----------        ----------
        Operating income (loss)            83,900        125,700            199,600          (203,300)

Interest expense                           45,900         33,400             88,900            66,200
Insurance proceeds                       (233,100)             -           (333,100)         (375,000)
Other income, net                         (28,800)       (26,200)           (44,100)          (54,300)
                                       ----------     ----------         ----------        ----------
        Earnings before income
           taxes                          299,900        118,500            487,900           159,800

Income taxes                                    -              -                  -                 -
                                       ----------     ----------         ----------        ----------
      Net earnings                     $  299,900     $  118,500         $  487,900        $  159,800
                                       ==========     ==========         ==========        ==========

Earnings per share
     Basic                             $      .04     $      .01         $      .06        $      .02
                                       ==========     ==========         ==========        ==========

     Diluted                           $      .02     $      .01         $      .03        $      .01
                                       ==========     ==========         ==========        ==========

Common shares and equivalents
  outstanding

     Basic                              8,292,866      8,292,866          8,292,866         8,292,866
                                       ==========     ==========         ==========        ==========

     Diluted                           14,259,000     14,352,200         14,243,000        14,292,100
                                       ==========     ==========         ==========        ==========

                 See Accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                                 BALANCE SHEETS

                                                           June 30, 2000              December 31, 1999
                                                         ------------------------------------------------
                                                            (Unaudited)
ASSETS
   CURRENT ASSETS:
       Cash                                                 $ 2,020,200                  $ 2,481,100
       Accounts receivable-trade                              2,972,500                    1,985,100
       Inventories                                            2,708,200                    1,957,800
       Prepaid expenses                                          74,300                      114,100
       Other current assets                                       9,900                       10,200
                                                            -----------                  -----------
             Total Current Assets                             7,785,100                    6,548,300

Property, plant and equipment
    less accumulated depreciation of
    $5,534,400 and $5,204,400 as of June
    30, 2000 and December 31, 1999, respectively              4,130,600                    3,805,800
Other assets                                                        700                          700
                                                            -----------                  -----------
TOTAL ASSETS                                                $11,916,400                  $10,354,800
                                                            ===========                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
        Accounts payable                                    $ 1,593,000                  $   826,200
        Accrued compensation                                    111,200                       84,200
        Pension liability                                       239,500                      153,200
        Other accrued liabilities                               375,400                      236,700
        Short-term bank borrowings                              170,000                            -
                                                            -----------                  -----------
             Total Current Liabilities                        2,489,100                    1,300,300

     Promissory notes to affiliated parties                   1,571,600                    1,571,600
     Pension liability                                           30,800                      145,900

STOCKHOLDERS' EQUITY
   Preferred stock, par and liquidation value $1 per
     share authorized - 10,000,000 shares; 5,400,000
     shares issued and outstanding (liquidation
     value $5,400,000)                                        5,400,000                    5,400,000
   Common stock, par value $1 per share
     authorized - 15,000,000 shares; 8,293,366 shares
     issued and outstanding.                                  8,293,400                    8,293,400
   Less:  Treasury stock (at cost) - 500 shares                    (500)                        (500)
   Capital in excess of par value                             7,316,000                    7,316,000
   Accumulated deficit                                      (13,086,800)                 (13,574,700)
   Additional minimum pension liability                         (97,200)                     (97,200)
                                                            -----------                  -----------
         TOTAL STOCKHOLDERS' EQUITY                           7,824,900                    7,337,000
                                                            -----------                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $11,916,400                  $10,354,800
                                                            ===========                  ===========

                 See accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       AND
                              COMPREHENSIVE INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (Unaudited)

                                                    2000                           1999
                                            ----------------------------   -----------------------------
                                                           Comprehensive                   Comprehensive
                                                                  Income                          Income
                                                           -------------                   -------------

Preferred stock:
     Balance at June 30,                    $  5,400,000                   $  5,400,000
           (5,400,000 shares)

Common stock:
      Balance at June 30,                      8,293,400                      8,293,400
           (8,293,366 shares)

Capital in excess of par value:                7,316,000                      7,316,000
     Balance at June 30,


Accumulated deficit:
     Balance at January 1                    (13,574,700)                   (13,009,200)
     Net income                                  487,900        487,900         159,800         159,800

                                            ------------                   ------------
     Balance at June 30,                     (13,086,800)                   (12,849,400)

Accumulated other comprehensive
     loss:

           Balance at January 1                  (97,200)                      (301,700)
           Additional minimum pension
           liability                                   -              -               -               -
                                                           ------------                    ------------
           Comprehensive income                            $    487,900                    $    159,800

                                            ------------                   ------------
Balance at June 30,                              (97,200)                      (301,700)

Treasury stock:
     Balance at June 30,                            (500)                          (500)
           (500 shares)
                                            ------------                   ------------
Total Stockholders' Equity                  $  7,824,900                   $  7,857,800
                                            ============                   ============


                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                       2000             1999
                                                                  ------------      ------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                                  $   487,900       $   159,800
   Adjustments to reconcile net earnings to
        net cash (used in) provided by operating
        activities
             Depreciation                                             330,000           360,000
             Insurance proceeds                                      (333,100)         (375,000)

   Increase (decrease) from changes in:
        Accounts receivable-trade                                    (987,400)         (221,400)
        Inventories                                                  (750,400)         (819,400)
        Prepaid expenses                                               39,800            33,900
        Other assets                                                      300               400
        Accounts payable                                              766,800           931,400
        Accrued compensation                                           27,000            15,600
        Other liabilities                                             109,900             8,100
                                                                  -----------       -----------
               Cash Flow (Used In) Provided by
                     Operating Activities                            (309,200)           93,400

CASH FLOW (USED IN) PROVIDED BY
 INVESTING ACTIVITIES:
   Capital expenditures                                              (654,800)          (79,400)
    Insurance proceeds                                                333,100           375,000
                                                                  -----------       -----------

    Net Cash (Used In) Provided by
         Investing Activities                                        (321,700)          295,600

CASH FLOW (USED IN) PROVIDED BY
 FINANCING ACTIVITIES:
   Bank borrowing (repayment)                                         170,000           (25,400)
                                                                  -----------       -----------
        Cash Flow (Used in) Provided by
             Financing Activities                                     170,000           (25,400)
                                                                  -----------       -----------

(DECREASE) INCREASE  IN CASH                                         (460,900)          363,600

Cash at Beginning of Period                                         2,481,100         2,422,700
                                                                  -----------       -----------
CASH AT END OF PERIOD                                             $ 2,020,200       $ 2,786,300
                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                     $    88,900       $    66,200
                                                                  ===========       ===========
Income taxes paid                                                 $         -       $         -
                                                                  ===========       ===========

                 See accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         The accompanying financial statements, which should be read in conjunction with the financial statements of Fairmount Chemical Co., Inc. (the "Company") included in the 1999 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

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

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at June 30, 2000 and June 30, 1999 for that portion of deferred tax assets which are not presently considered more likely than not to be realized.

FINANCIAL STATEMENTS

         The statements of operations for the three months and six months ended June 30, 2000 and 1999, the statements of cash flows for the six months ended June 30, 2000 and 1999, and the balance sheet as of June 30, 2000 are unaudited. The balance sheet as of December 31, 1999 is audited.

Note 2.  EARNINGS PER SHARE

         Basic earnings per share are based on the net earnings of the Company since there were no preferred dividends paid in the periods ended June 30, 2000 and 1999. Diluted earnings per share is calculated by dividing the net earnings of the Company by the weighted average number of shares outstanding adjusted for dilutive common share equivalents including preferred stock and shares granted under stock option arrangements. As of June 30, 2000 and 1999, 1,072,500 stock options were outstanding, 72,500 with an exercise price of $1.00 per share, and 1,000,000 with an exercise price of $.11 per share.

Note 3. LONG TERM PROMISSORY NOTES TO AFFILIATED PARTIES

         All promissory notes have similar terms and conditions. Interest payable from January 1, 1999 through December 31, 1999 was at the rate of 7.75% per annum. Interest is payable at the corporate base rate posted by Citibank, N.A. (or its successor) on the last banking day of the previous calendar year. Interest payable from January 1, 2000 through December 31, 2000 is at the rate of 8.5 % per annum. All of the promissory notes are subordinated to the Company's line of credit financing with Summit Bank and are collateralized by security agreements on the Company's accounts receivable, inventories and personal property. All promissory notes are due January 1, 2005. Interest paid on long-term debt to affiliated parties during the six months ended June 30, 2000 was $66,800 and $60,900 during the six months ended June 30, 1999.

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
                                                                 -----------
                                                                 $ 1,571,600

Note 4.  BANK BORROWINGS

         The Company has a $1,250,000 line of credit from Summit Bank. The line of credit is subject to an annual review for renewal. The working capital line of credit was renewed and amended during the second quarter of 2000. Under the amended loan agreement, the Company has available the lesser of $1,250,000 or up to 80 % of its eligible receivables, as defined in the loan agreement. The 80 % limitation on eligible receivables should not have a material effect on Fairmount. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company.

Note 5.  INVENTORIES

         Inventories at June 30, 2000 and December 31, 1999 consisted of the following:

                                June 30, 2000       December 31, 1999
                                -------------       -----------------
         Finished goods           $2,374,800           $1,622,900
         Raw materials               333,400              334,900
                                  ----------           ----------
                                  $2,708,200           $1,957,800
                                  ==========           ==========

Note 6. INSURANCE PROCEEDS

           During February 1999, the Company received a payment of $375,000 from its property insurance carrier as final settlement for the property damages sustained from the March 25, 1997 dryer explosion.

           On November 10, 1999, a fire destroyed certain equipment and a portion of the roof in one of the production buildings. The Company received $100,000 from its property insurance carrier in March 2000 and an additional $233,100 in May 2000 in partial settlement for its property losses caused by the fire.

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

         Management does not believe that the resolution of such matters will have a material adverse effect on the financial position of the Company but could be material to the results of operations and cash flow of the Company in any one accounting period.

         A bodily injury claim was filed against the Company on December 2, 1998 in the Superior Court of New Jersey Law Division, Hudson County. The plaintiff alleges that on March 25, 1997, the date of an explosion at the Company's plant, the force of the explosion threw him backward and resulted in injuries. The plaintiff was an invitee upon the adjoining property to the Company. This claim was settled on July 20, 2000, for an amount that will not have a material effect on the Company.

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

         The Company is subject to various claims, and other routine litigation arising in the normal course of its business. Management believes that the resolution of such matters will not have a material adverse effect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

                          FAIRMOUNT CHEMICAL CO., INC.

ITEM 2                     MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  JUNE 30, 2000

LIQUIDITY AND CAPITAL RESOURCES

         To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. The line of credit was renewed during the second quarter of 1999. The working capital line of credit was renewed and amended during the second quarter of 2000. Under the amended loan agreement Fairmount has available the lesser of $1,250,000 or up to 80 % of its eligible receivables, as defined in the loan agreement. The 80% limitation on eligible receivables should not have a material effect on Fairmount.

         The Company's working capital increased by $48,500 during the first six months of 2000. The increase during the first six months of 2000 was due in part to net earnings, including a payment of $333,100 received from the Company's property insurance carrier as partial settlement of the property damages sustained from a fire on November 10, 1999. In addition, contributing to the increase in working capital was higher accounts receivable of $987,400, and higher inventories of $750,400. The increase in working capital was partially offset by higher accounts payable of $766,800 and borrowing of $170,000.

         The inventory was higher as of June 30, 2000 as compared to December 31, 1999 due to production in excess of shipment in anticipation of increased shipments during the third and fourth quarters. The accounts payable increase was a result of increased raw material and supply purchases. The increase in accounts receivable was due to increased shipments during the first six months of 2000, with June 2000 being a month with one of the highest level of shipments.

         During February 1999 the Company received a payment of $375,000 from its property insurance carrier as final settlement for the property damages sustained from the March 25, 1997 dryer explosion.

         On November 10, 1999, a fire destroyed certain equipment and a portion of the roof in one of the production buildings. No employees were injured. The total amount of the damage is not known at this time, however Fairmount believes that its insurance is sufficient to cover the property losses sustained. The fire had an adverse effect on operations during the fourth quarter of 1999, and the first half of 2000. Fairmount start normal operations in this building during second quarter of 2000.

         Fairmount was notified by its insurance carrier that when its property and boiler insurance policy expires on February 1, 2000, it would not be renewed because of adverse loss experience. Fairmount has obtained coverage through another carrier, though at a substantially higher premium.

YEAR 2000 COMPLIANCE

         As of July 31, 2000, Fairmount has not encountered any year 2000 problems with its computer systems. Since January 1, 2000 all vendors, supplies and contractors have supplied services and material on a routine basis. Fairmount spent $75,000 in replacing hardware and software for its Year 2000 initiative. It is not expected that any funds will be spent for year 2000 compliances during the year 2000.

RESULTS OF OPERATIONS

         Net sales for the three months ended June 30, 2000 were $3,070,400, a decrease of $118,200 or 3.7% as compared to 1999.

                                                           Three Months Ended June 30,
                                                  --------------------------------------------------
                                                      2000                1999             Change
                                                  ------------        ------------      ------------
           Imaging & photographic
                chemicals                         $   884,700         $   862,100       $    22,600
           Hydrazine blends                           631,500             657,100           (25,600)
           Hydrazine derivatives                      270,300             443,100          (172,800)
           Plastic additives                          833,400             598,500           234,900
           Specialty chemicals                        450,500             627,800          (177,300)
                                                  -----------         -----------       -----------
                          Total                   $ 3,070,400         $ 3,188,600       $  (118,200)
                                                  ===========         ===========       ===========

         Net sales for the six months ended June 30, 2000 were $6,534,500, an increase of $1,100,400 or 20.2% as compared to 1999.

                                                              Six Months Ended June 30,
                                                  --------------------------------------------------
                                                      2000                1999             Change
                                                  ------------        ------------      ------------
           Imaging & photographic
                chemicals                         $ 1,734,300         $ 1,098,200       $   636,100
           Hydrazine blends                         1,212,000           1,252,000           (40,000)
           Hydrazine derivatives                      482,900             550,300           (67,400)
           Plastic additives                        2,238,900           1,389,200           849,700
           Specialty chemicals                        866,400           1,144,400          (278,000)
                                                  -----------         -----------        ----------
                          Total                   $ 6,534,500         $ 5,434,100        $1,100,400
                                                  ===========         ===========        ==========

         The increase in imaging and photographic chemical sales was due in part to increased shipments to the photographic industry. The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as the market for film diminishes due in part to new digital imaging technologies. Fairmount is aware of this possibility and is taking steps to substitute new products that are used in making photographic paper and increase its market share of existing products by broadening its customer base.

         Sales of plastics additives increased from $598,500 in the second quarter of 1999 to $833,400 in the second quarter of 2000, an increase of $234,900 or 39.2 %. For the six months ended June 30, 2000, sales were $2,238,900 compared to $1,389,200, an increase of $849,700 or 61.2 %. The increase in the sales amount is net of price decreases effective during the second half of 1999. This sales value increase was due to increased volume to a major European customer. As in prior years, Fairmount expects the downward pressure on plastic additive prices to continue.

         The decrease in specialty chemicals was due in part to decrease shipments of a pharmaceutical product. The demand for this product has decreased during the past few years and Fairmount expects that trend to continue.

         Each class of similar products contributed the following percentage of total sales in each of the following periods:

                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                      2000     1999            2000     1999
                                     ------   ------          ------   ------
Imaging & photographic chemicals      28.8%    27.0%           26.5%    20.2%
Hydrazine blends                      20.6%    20.6%           18.5%    23.0%
Hydrazine derivatives                  8.8%    13.9%            7.4%    10.1%
Plastic additives                     27.1%    18.8%           34.3%    25.6%
Specialty chemicals                   14.7%    19.7%           13.3%    21.1%
                                     -----    -----           -----    -----
                                     100.0%   100.0%          100.0%   100.0%
                                     =====    =====           =====    =====

         The gross profit for the three months of June 30, 2000 was $677,400, an increase of $18,100 or 2.7 % compared to the same period in 1999. As a percent of sales the gross margin was 22.1 % compared to 20.7 % during 1999.

         The gross profit for the six months ended June 30, 2000 was $1,433,100, an increase of $547,700 or 61.9 % compared to 1999. As a percent of gross sales, the gross margin during the first six months of 2000 was 21.9 % compared to 16.3 % during 1999. The increase in gross profit was in part due to the increase in sales of imaging and photographic chemicals, which traditionally have higher gross margins than the Company's other product lines and increased sales of plastic additives. In addition to higher sales volume, higher production had a positive impact on gross profit.

         Research and development expenses increased by $14,000 in the quarter ended June 30, 2000 compared to the same period in 1999. For the six months ended June 30, 2000 research and development expenses were $205,200 compared to $190,100 for the six months ended June 30, 1999, an increase of $15,100.

         Selling, general and administrative expenses increased by $45,900 in the second quarter of 2000 compared to the same period in 1999. Selling expenses decreased $1,500, and general and administrative expenses increased by $47,400 in the second quarter of 2000 compared to the second quarter of 1999. For the six months ended June 30, 2000 selling, general and administrative expenses increased by $129,700 compared to the same period in 1999. Selling expenses increased by $6,900 and general and administrative expenses increased by $122,800. The increase in general and administrative expenses was due to increased freight and higher business traveling expenses

         Operating income was $83,900 in the three months ended June 30, 2000 compared to $125,700 in 1999. For the six months ended June 30, 2000 the operating income was $199,600 compared to an operating loss of $203,300 in the same period in 1999.

         Interest expense was higher in the three month and six month period ended June 30, 2000 versus the same period in 1999, due to the increased interest rate on the remaining debt owed to affiliated parties per the promissory note agreements and increased other interest charges.

         During 2000, the Company received gross insurance proceeds of $333,100 as partial settlement of the property losses sustained from a fire on November 10, 1999. During 1999,

Fairmount received gross insurance proceeds of $375,000, for property losses sustained from the March 25, 1997 explosion.

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at June 30, 2000 and 1999 for that portion of deferred tax assets, which are not presently considered more likely than not to be realized.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         During the quarter ended June 30, 2000, there have been no material changes in the potential claims reported by the Company in its Annual Report on Form 10-KSB in "Item 1. Business - Environmental Laws and Government Regulations".

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On June 9, 2000 the Company held its annual meeting of stockholders at its offices, 117 Blanchard Street Newark, NJ 07105. There were two issues that shareholders voted on; the election of the Board of Directors and the appointment of independent auditors for 2000. There were 8,292,866 shares eligible to vote. All three nominees were elected to the Board of Directors as follows:

         Nominee                            In Favor                  Withheld
         -------                            --------                  --------

         Howard R. Leistner                 4,574,843                  44,676
         Dr. Reidar T. Halle                4,574,999                  44,520
         Richard Mizrack                    4,574,643                  44,876

         KPMG LLP was ratified as independent auditors for 2000 as follows:

         In Favor:                          4,617,649
         Against:                               1,520
         Abstain:                                 350

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule

         (b) No reports have been filed on Form 8-K during the quarter ended June 30, 2000.

                          FAIRMOUNT CHEMICAL CO., INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FAIRMOUNT CHEMICAL CO., INC.
                                           ----------------------------
                                                    Registrant



August 11, 2000                                      /s/ Reidar Halle
------------------                                  -------------------------
Date                                                Reidar T. Halle
                                                    Chief Executive Officer &
                                                    President



August 11, 2000                                     /s/ William C. Kaltnecker
---------------                                     -------------------------
Date                                                William C. Kaltnecker
                                                    Controller