Form 10QSB
period 2000-09-30
FAIRMOUNT CHEMICAL CO INC
filed 2000-11-14
CIK 34296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       SEPTEMBER 30, 2000
                                    -------------------

[ ]   Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file Number                  1-4591
                                     ------------

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter.)

           NEW JERSEY                                    22-0900720
-------------------------------                      ------------------
(State of other jurisdiction of                        I.R.S. Employer
incorporation or organization)                       Identification No.)

          117 BLANCHARD STREET, NEWARK, NJ                07105
          -----------------------------------------------------
          (Address of principal executive offices)    (Zip Code)

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

     Common Stock, $1 Par Value - 8,292,866 shares as of  November 13, 2000

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]

                                      INDEX
                                      -----

                                                                           PAGE

PART I     FINANCIAL INFORMATION

     Item 1

           Statements of Operations
                  Three months and nine months ended
                  September 30, 2000 and 1999                                 3

           Balance Sheets
                  September 30, 2000 and December 31, 1999                    4

           Statement of Stockholders' Equity and Comprehensive
           loss for the nine months ended September 30, 2000 and
           1999                                                               5

           Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999               6

                  Notes to Financial Statements                          7 - 10

     Item 2.

           Management's Discussion and Analysis of
                  Financial Condition and Results of Operation          11 - 14

PART II    OTHER INFORMATION

      Item 1.  Legal Proceedings                                             15

      Item 4. Submission of Matters to Vote of Security Holders              15

      Item 6. Exhibits and Reports on Form 8-K                          15 - 16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

                            STATEMENTS OF OPERATIONS

     For The Three Months and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                           Three Months Ended                  Nine Months Ended
                                     Sept. 30, 2000  Sept. 30, 1999    Sept. 30, 2000  Sept. 30, 1999
                                    ---------------  --------------    --------------  --------------
Net sales                              $2,657,800     $2,912,400         $9,192,300     $8,346,500
Cost of goods sold                      2,524,800      2,537,100          7,626,200      7,085,800
                                        ---------      ---------          ---------      ---------
      Gross profit                        133,000        375,300          1,566,100      1,260,700

Research and development                   97,100         94,400            302,200        284,500
Selling, general and
  administrative expense                  487,700        465,100          1,516,000      1,363,700
                                        ---------      ---------          ---------      ---------
      Operating loss                     (451,800)      (184,200)          (252,100)      (387,500)

Interest expense                           46,400         51,300            135,300        117,500
Insurance proceeds                              -              -           (333,100)      (375,000)
Other expense (income), net                29,300        (25,400)           (14,800)       (79,700)
                                        ---------      ---------          ---------      ---------
      Loss before income
           taxes                         (527,500)      (210,100)           (39,500)       (50,300)
Income taxes                                    -              -                  -              -
                                        ---------      ---------          ---------      ---------
      Net Loss                          $(527,500)     $(210,100)          $(39,500)     $ (50,300)
                                        =========      =========          =========      =========
Loss per share
      Basic                             $    (.06)     $    (.04)         $     .00      $    (.01)
                                        =========     ==========          =========      =========
     Diluted                            $    (.06)    $     (.04)         $     .00      $    (.01)
                                        =========     ==========          =========      =========
Common shares and equivalents
  outstanding
     Basic                              8,292,866      8,292,866          8,292,866      8,292,866
                                        =========     ==========          =========      =========
     Diluted                            8,292,866      8,292,866          8,292,866      8,292,866
                                        =========      =========          =========      =========


                 See Accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

                                 BALANCE SHEETS

                                                              SEPT. 30, 2000      DECEMBER 31, 1999
                                                              --------------      -----------------
                                                               (Unaudited)
ASSETS
------
  CURRENT ASSETS:
    Cash                                                      $    2,242,300          $   2,481,100
    Accounts receivable-trade                                      2,103,900              1,985,100
    Inventories                                                    2,602,000              1,957,800
    Prepaid expenses                                                  36,100                114,100
    Other current assets                                              14,100                 10,200
                                                                ------------            -----------
      Total Current Assets                                         6,998,400              6,548,300

Property, plant and equipment
  less accumulated depreciation of
  $5,699,400 and $5,204,400 as of September
  30, 2000 and December 31, 1999, respectively                     4,002,800              3,805,800
Other assets                                                             700                    700
                                                                ------------            -----------
TOTAL ASSETS                                                     $11,001,900            $10,354,800
                                                                ============            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:
    Accounts payable                                             $ 1,514,900             $  826,200
    Accrued compensation                                              74,300                 84,200
    Pension liability                                                195,700                153,200
    Other accrued liabilities                                        347,900                236,700
                                                                ------------            -----------
      Total Current Liabilities                                    2,132,800              1,300,300

  Promissory notes to affiliated parties                           1,571,600              1,571,600
  Pension liability                                                        -                145,900

STOCKHOLDERS' EQUITY
  Preferred stock, par and liquidation value $1 per share
    authorized - 10,000,000 shares; 5,400,000 shares issued and
    outstanding (liquidation value $5,400,000)                     5,400,000              5,400,000
  Common stock, par value $1 per share
    authorized - 15,000,000 shares; 8,293,366 shares
    issued and outstanding.                                        8,293,400              8,293,400
  Less:  Treasury stock (at cost) - 500 shares                          (500)                  (500)
  Capital in excess of par value                                   7,316,000              7,316,000
  Accumulated deficit                                            (13,614,200)           (13,574,700)
  Additional minimum pension liability                               (97,200)               (97,200)
                                                                ------------            -----------
    TOTAL STOCKHOLDERS' EQUITY                                     7,297,500              7,337,000
                                                                ------------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 11,001,900            $10,354,800
                                                                ============            ===========


                 See accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       AND
                               COMPREHENSIVE LOSS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

                                                                 2000                                1999
                                                   ------------------------------     ------------------------------
                                                                    Comprehensive                       Comprehensive
                                                                         Loss                                Loss
                                                                    -------------                       -------------
Preferred stock:
   Balance at September 30,                         $5,400,000                         $5,400,000
          (5,400,000 shares)

Common stock:
   Balance at September 30,                          8,293,400                          8,293,400
          (8,293,366 shares)

Capital in excess of par value:
   Balance at September 30,                          7,316,000                          7,316,000

Accumulated deficit:
   Balance at January 1                            (13,574,700)                       (13,009,200)
     Net Loss                                          (39,500)           (39,500)        (50,300)            (50,300)
                                                   -----------                        -----------
    Balance at September 30,                       (13,614,200)                       (13,059,500)

Accumulated other comprehensive
  loss:
        Balance at January 1                           (97,200)                          (301,600)
        Additional minimum pension
        liability                                            -                  -               -                   -
                                                                      -----------                         -----------
        Comprehensive Loss                                               $(39,500)                          $ (50,300)
                                                                      ===========                         ===========
                                                   -----------                        -----------
Balance at September 30,                               (97,200)                          (301,600)

Treasury stock:
   Balance at September 30,                               (500)                              (500)
           (500 shares)
                                                   -----------                        -----------
Total Stockholders' Equity                          $7,297,500                         $7,647,800
                                                   ===========                        ===========


                 See accompanying notes to financial statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

                            STATEMENTS OF CASH FLOWS
              For The Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                       2000             1999
                                                                       ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                          $(39,500)       $  (50,300)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating
     activities
        Depreciation                                                 495,000           540,000
        Insurance proceeds                                          (333,100)         (375,000)

  Increase (decrease) from changes in:
     Accounts receivable-trade                                      (118,800)         (714,900)
     Inventories                                                    (644,200)         (453,400)
        Prepaid expenses                                              78,000            51,300
        Other current assets                                          (3,900)            6,300
        Accounts payable                                             688,700           244,800
        Accrued compensation                                          (9,900)          (78,900)
        Other liabilities                                              7,800           129,400
                                                                 -----------        ----------
            Cash Flow Provided by (Used In)
               Operating Activities                                  120,100          (700,700)

CASH FLOW (USED IN) PROVIDED BY
INVESTING ACTIVITIES:
  Capital expenditures                                              (692,000)         (167,300)
  Insurance proceeds                                                 333,100           375,000
                                                                 -----------        ----------
  Net Cash (Used In) Provided by
     Investing Activities                                           (358,900)          207,700

CASH FLOW USED IN
FINANCING ACTIVITIES:
  Bank repayment                                                           -           (33,900)
                                                                 -----------        ----------
     Cash Flow Used in
        Financing Activities                                           -               (33,900)
                                                                 -----------        ----------
DECREASE IN CASH                                                    (238,800)         (526,900)

Cash at Beginning of Period                                        2,481,100         2,422,700
                                                                 -----------        ----------
CASH AT END OF PERIOD                                            $ 2,242,300        $1,895,800
                                                                 ===========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                       $120,000        $  102,000
                                                                 ===========        ==========
Income taxes paid                                                $         -        $        -
                                                                 ===========        ==========

                 See accompanying Notes to Financial Statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at September 30, 2000 and September 30, 1999 for that portion of deferred tax assets which are not presently considered more likely than not to be realized.

FINANCIAL STATEMENTS

         The statements of operations for the three months and nine months ended September 30, 2000 and 1999, the statements of cash flows for the nine months ended September 30, 2000 and 1999, and the balance sheet as of September 30, 2000 are unaudited. The balance sheet as of December 31, 1999 is audited.

Note 2.  EARNINGS PER SHARE
         ------------------

         Basic earnings per share are based on the net earnings of the Company since there were no preferred dividends paid in the periods ended September 30, 2000 and 1999. Diluted earnings per share is calculated by dividing the net earnings of the Company by the weighted average number of shares outstanding adjusted for dilutive common share equivalents including preferred stock and shares granted under stock option arrangements. Due to the Company reporting a loss for the three and nine months ended September 30, 2000 and 1999, the exercise of options and conversion of the preferred stock is not assumed, as the results would be anti-dilutive. As of September 30, 2000 and 1999, 1,072,500 stock options were outstanding, 72,500 with an exercise price of $1.00 per share, and 1,000,000 with an exercise price of $.11 per share.

Note 3. LONG TERM PROMISSORY NOTES TO AFFILIATED PARTIES
        ------------------------------------------------

         All promissory notes have similar terms and conditions. Interest payable from January 1, 1999 through December 31, 1999 was at the rate of 7.75% per annum. Interest is payable at the corporate base rate posted by Citibank, N.
A. (or its successor) on the last banking day of the previous calendar year. Interest payable from January 1, 2000 through December 31, 2000 is at the rate of 8.5 % per annum. All of the promissory notes are subordinated to the Company's line of credit financing with Summit Bank and are collateralized by security agreements on the Company's accounts receivable, inventories and personal property. All promissory notes are due January 1, 2005. Interest paid on long-term debt to affiliated parties during the nine months ended September 30, 2000 was $100,200 and $91,400 during the nine months ended September 30, 1999.

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

Note 4.  BANK BORROWINGS
         ---------------

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

Note 5.  INVENTORIES
         -----------

         Inventories at September 30, 2000 and December 31, 1999 consisted of the following:

                                   SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                   ------------------      -----------------
     Finished goods                    $  2,219,100            $  1,622,900
     Raw materials                          382,900                 334,900
                                       ------------            ------------
                                        $ 2,602,000              $1,957,800
                                       ============            ============

Note 6. INSURANCE PROCEEDS
        ------------------

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

Note 7.  CONTINGENCIES
         --------------

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

         A bodily injury claim was filed against the Company on December 2, 1998 in the Superior Court of New Jersey Law Division, Hudson County. The plaintiff alleges that on March 25, 1997, the date of an explosion at the Company's plant, the force of the explosion threw him backward and resulted in injuries. The plaintiff was an invitee upon the adjoining property to the Company. This claim was settled on July 20, 2000, for an immaterial amount.

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

                          FAIRMOUNT CHEMICAL CO., INC.

                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         To meet its liquidity requirements, including its capital program, the Company accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. The working capital line of credit was renewed and amended during the second quarter of 2000. Under the amended loan agreement, Fairmount has available the lesser of $1,250,000 or up to 80 % of its eligible receivables, as defined in the loan agreement. The 80 % limitation on eligible receivables should not have a material effect on Fairmount.

         The Company's working capital decreased by $382,400 during the first nine months of 2000. The decrease during the first nine months of 2000 was due in part to net loss for the period, higher accounts payable of $688,700, higher other accrued liabilities of $111,200 and lower prepaid expenses of $78,000. The decrease was partially offset by a payment of $333,100 received from the Company's property insurance carrier as partial settlement of the property damaged sustained from a fire on November 10,1999. In addition, contributing to offset the decrease in working capital was higher accounts receivable of $118,800, and higher inventories of $644,200.

         The inventory was higher as of September 30, 2000 as compared to December 31, 1999 due to production in excess of shipments. Inventory increased by $644,200 as of September 30, 2000, compared to December 31, 1999. The accounts payable increase was a result of increased raw material and supply purchases. The increase in accounts receivable was due to increased shipments during the first nine months of 2000. Accounts receivable during the nine months ended September 30, 2000, increased by $118,800 as compared to December 31, 1999.

         During February 1999 the Company received a payment of $375,000 from its property insurance carrier as final settlement for the property damages sustained from the March 25, 1997 dryer explosion.

         On November 10, 1999, a fire destroyed certain equipment and a portion of the roof in one of the production buildings. No employees were injured. The total amount of the damage is not known at this time, however Fairmount believes that its insurance is sufficient to cover the property losses sustained. The fire had an adverse effect on operations during the fourth quarter of 1999, and the first half of 2000. Fairmount started normal operations in this building during the second quarter of 2000.

Fairmount was notified by its insurance carrier that when its property and boiler insurance policy expires on February 1, 2000, it would not be renewed because of adverse loss experience. Fairmount has obtained coverage through another carrier, though at a substantially higher premium.

RESULTS OF OPERATIONS
---------------------

         Net sales for the three months ended September 30, 2000 were $2,657,800, a decrease of $254,600 or 8.7 % as compared to 1999.


                                                             THREE MONTHS ENDED SEPT 30,
                                                             ---------------------------
                                                           2000          1999         Change
                                                        ---------      --------      --------
           Imaging & photographic
              chemicals                               $   981,200     $ 539,700     $ 441,500
           Hydrazine blends                               518,100       531,200       (13,100)
           Hydrazine derivatives                          166,700       323,300      (156,600)
           Plastic additives                              714,400     1,099,900      (385,500)
           Specialty chemicals                            277,400       418,300      (140,900)
                                                       ----------    ----------      --------
                          Total                        $2,657,800    $2,912,400     $(254,600)
                                                       ==========    ==========     ==========


         Net sales for the nine months ended September 30, 2000 were $9,192,300, an increase of $845,800 or 10.1 % as compared to 1999.

                                                             NINE MONTHS ENDED SEPT 30,
                                                             --------------------------
                                                           2000          1999         Change
                                                        ---------      --------      --------
          Imaging & photographic
              chemicals                                $2,715,500   $ 1,638,000     1,077,500
           Hydrazine blends                             1,730,100     1,783,100       (53,000)
           Hydrazine derivatives                          649,600       873,600      (224,000)
           Plastic additives                            2,949,400     2,489,100       460,300
           Specialty chemicals                          1,147,700     1,562,700      (415,000)
                                                       ----------    ----------      --------
                          Total                       $ 9,192,300   $ 8,346,500    $  845,800
                                                       ==========    ==========     ==========

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

         Sales of plastics additives decreased from $1,099,900 in the third quarter of 1999 to $714,400 in the third quarter of 2000, a decrease of $385,500 or 35 %. For the nine months ended September 30, 2000, sales were $2,949,400 compared to $2,489,100, an increase of $460,300 or 18.5 %. The increase in the sales amount is net of price decreases effective during the second half of 1999. As in prior years, Fairmount expects the downward pressure on plastic additive prices to continue.

         The decrease in specialty chemicals was due in part to decreased shipments of pharmaceutical intermediates. The demand for one of the intermediates has decreased during the past few years, and Fairmount expects that the trend will continue. Also, the demand for the newly introduced specialty products has been delayed to the first half of 2001, due to delays by Fairmount's customers.

         The decrease in hydrazine derivatives is due to the softening in that market and customers consolidating. The Company does not believe that its hydrazine derivative business will return to previous levels.

         Each class of similar products contributed the following percentage of total sales in each of the following periods:

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                     2000           1999        2000         1999
                                                     ----           ----        ----         ----

         Imaging & photographic chemicals           36.9%          18.5%        29.5%        19.6%
         Hydrazine blends                           19.5%          18.2%        18.8%        21.4%
         Hydrazine derivatives                       6.3%          11.1%         7.1%        10.5%
         Plastic additives                          26.9%          37.8%        32.1%        29.8%
         Specialty chemicals                        10.4%          14.4%        12.5%        18.7%
                                                  ------         ------       ------        -----
                                                   100.0%         100.0%       100.0%       100.0%
                                                  ======         ======       ======        =====

         The gross profit for the three months of September 30, 2000 was $133,000, a decrease of $242,300 compared to the same period in 1999. As a percent of sales the gross margin was 5.0 % compared to 12.9 % during 1999. This decrease was due in part to lower sales volume and lower production in the quarter ended September 30, 2000 compared to the same period in 1999.

         The gross profit for the nine months ended September 30, 2000 was $1,566,100, an increase of $305,400 or 24.2 % compared to 1999. As a percent of gross sales, the gross margin during the first nine months of 2000 was 17.0 % compared to 15.1 % during 1999. The increase in gross profit was in part due to the increase in sales of imaging and photographic chemicals, which traditionally have higher gross margins than the Company's other product lines and increased sales of plastic additives. In addition to higher sales volume, higher production had a positive impact on gross profit.

         Research and development expenses increased by $2,700 in the quarter ended September 30, 2000 compared to the same period in 1999. For the nine months ended September 30, 2000 research and development expenses were $302,200 compared to $284,500 for the nine months ended September 30 1999, an increase of $17,700.

         Selling, general and administrative expenses increased by $22,600 in the third quarter of 2000 compared to the same period in 1999. Selling expenses decreased $6,700, and general and administrative expenses increased by $29,300 in the third quarter of 2000 compared to the third quarter of 1999. For the nine months ended September 30, 2000 selling, general and administrative expenses increased by $152,300 compared to the same period in 1999. Selling expenses increased by $200 and general and administrative expenses increased by $152,100.

         The Company recorded an operating loss of $451,700 in the three months ended September 30, 2000 compared to an operating loss of $184,200 in 1999. For the nine months ended September 30, 2000 the operating loss was $252,100 compared to a operating loss of $387,500 in the same period in 1999.

         Interest expense was higher in the nine month period ended September 30, 2000 versus the same period in 1999, due to the increased interest rate on the remaining debt owed to affiliated parties per the promissory note agreements and increased other interest charges.

         During 2000, the Company received gross insurance proceeds of $333,100 as partial settlement of the property losses sustained from a fire on November 10, 1999. During 1999, Fairmount received gross insurance proceeds of $375,000, for property losses sustained from the March 25, 1997 explosion.

         During the quarter ended September 30, 2000 the Company recorded a foreign exchange currency loss of approximately $54,500, which is included in other expenses (income), net.

         No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at September 30, 2000 and 1999 for that portion of deferred tax assets, which are not presently considered more likely than not to be realized.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

         During the quarter ended September 30, 2000, the Company settled the bodily injury claim filed against the Company on December 2, 1998. The claim was settled on July 20, 2000, for an immaterial amount. There were not other material changes in the potential claims reported by the Company in its Annual Report on Form 10-KSB in "Item 1. Business - Environmental Laws and Government Regulations".


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

        (a)   Exhibits

                  27.1     Financial Data Schedule

        (b) No reports have been filed on Form 8-K during the quarter ended September 30, 2000.

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



                                          FAIRMOUNT CHEMICAL CO., INC.
                                          -------------------------------------
                                          Registrant



NOVEMBER 13 , 2000                        /S/ REIDAR HALLE
---------------------------               -------------------------------------
Date                                      Reidar T. Halle
                                          Chief Executive Officer &
                                          President



NOVEMBER  13, 2000                        /S/ WILLIAM C. KALTNECKER
------------------                        ------------------------------------
Date                                      William C. Kaltnecker
                                          Controller