Form 10KSB
period 2000-12-31
FAIRMOUNT CHEMICAL CO INC
filed 2001-04-02
CIK 34296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

                          Commission file Number 1-4591
                                                 ------

                          FAIRMOUNT CHEMICAL CO., INC.

            (Exact name of registrant as specified in its charter.)

          New Jersey                                     22-0900720
 -------------------------------                     ------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


        117 Blanchard Street, Newark, NJ                     07105
    -----------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)


          Issuer's telephone number, including area code: 973-344-5790

        Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock $1 Par Value
                            -------------------------
                                (Title of Class)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES [X]      NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB []

     Issuer's revenue for its most recent fiscal year: $11,808,100

     The  aggregate  market  value of the  Issuer's  Common  Stock $1 par  value
("Common Stock"), held by non-affiliates of the Issuer on March 30, 2001 (1,355,752 shares) was approximately $67,787, based on $.05 per share. The Company's shares do not trade on any exchange nor has there been any significant market activity with respect to such shares since the last quarter of 1991, at which time the average of the bid and asked prices was approximately $.05.

     The total number of shares of Issuer's Common Stock outstanding on March 15, 2001 was 8,292,866.

                               Page 1 of 32 Pages

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Issuer's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 17, 2001, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 (the end of the registrant's fiscal year covered by this Form 10-KSB) ("2000 Definitive Proxy Statement") are incorporated by reference into Part III.

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

Transitional Small Business Disclosure Format (check one):

          Yes [ ]    No [X]

                                     PART I

Item 1. Business

                                   The Company

     Fairmount Chemical Co., Inc. was incorporated in June 1938 under New Jersey Law. Fairmount's offices are located at 117 Blanchard Street, Newark, New Jersey. Except as otherwise indicated by the context, the terms "Company" or "Fairmount" as used herein means the Fairmount Chemical Co., Inc.

                              Business and Products

     Fairmount has more than 60 years experience in the manufacture and sale of specialty and fine organic chemicals, including pharmaceuticals and agriculture intermediates used in the photographic and imaging industries, hydrazine derivatives and blends, and plastic additives. During this time Fairmount has developed expertise in the production of specialty and heterocyclic chemicals containing nitrogen and sulfur.

     Fairmount uses its expertise and know-how in chemical synthesis not only to manufacture its own products but also to develop and custom manufacture products under contract for other companies. Its equipment configuration, production flexibility and ability to produce efficiently in quantities ranging from 10 kg to 500 metric tons, gives it an excellent position in custom manufacturing. Among the products which Fairmount custom manufactures are agricultural intermediates and photographic chemicals. All manufacturing is done at Fairmount's facilities in Newark, New Jersey.

Fairmount's principal products and their markets include:

     Imaging & Photographic Chemicals

     Fairmount's photographic and imaging chemicals are used in the manufacture of photographic film, television picture tubes and medical imaging products. These chemicals include photo-sensitizers, film-stabilizers, and antifogging agents.

     The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as the market for film diminishes due in part to new digital imaging technologies. Fairmount is aware of this possibility and has taken steps to substitute new products that are used in making photographic paper and increase its market share of existing products by broadening its customer base.

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

     Due to its expertise in hydrazine chemistry, Fairmount is becoming a major producer of hydrazine derivatives in the U.S. and believes this market will have substantial growth potential over the next few years.

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

     Specialty Chemicals

     Fairmount's non-hydrazine based specialty chemicals are also used as intermediates in the pharmaceutical and agricultural industries. These include derivatives of thiadiazoles, triazoles and tetrazoles.

Raw Materials

     Fairmount purchases the raw materials used in its production from major suppliers like E. I. DuPont de Nemours & Company, Bayer Corporation, Arch Chemical Inc., B. F. Goodrich and Cytec Industries Inc. Most purchases are on a spot basis. Fairmount has no long-term supply contracts with any of its suppliers. Fairmount believes that the raw materials it requires are each available from a variety of sources and the loss of any one of its suppliers would not have a material adverse effect on its business, financial condition or results of operations. Fairmount has, and expects to continue to have, adequate supplies of raw material during 2001 and subsequent years.

     Some of the Company's raw material prices are related to the price of crude oil and natural gas. During the year ended December 31, 2000, the cost of crude oil and natural gas did increase and the price of some raw materials increase accordingly. However, most of the Company's principal raw materials did not experience any a substantial increases.

Method of Distribution

     Fairmount markets its products, domestically and for export, primarily through its internal sales force and sells directly to its customers. However, some of its hydrazine blends and other products are also sold globally through independent agents and distributors. Fairmount continues to improve sales coverage and distribution of its products.

Competition

     While some of Fairmount's products and manufacturing processes are proprietary, Fairmount experiences substantial competition from global companies in most of its product areas and markets. Most of its competitors are well-known companies with greater resources than Fairmount's. Competition has increased, though this has not yet had a material impact on Fairmount's market share. Fairmount sells on the basis of quality, price and customer service, and relies on fast response and cost effectiveness to stay competitive.

Patents, Licenses and Trademarks

     Although Fairmount considers its trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon them.

Research and Development

     Fairmount's applied research and development program focuses on three objectives:

          o    improvement and refinement of existing products and processes.
          o    development of new applications for existing products
          o    development of new products.

     Fairmount spent approximately $401,900 during the year ended December 31, 2000, and $374,500 during the year ended December 31, 1999 for research and development activities. It expects research and development expenditures to increase moderately during 2001.

Sales by Product

     Each class of similar products contributed the following percentage of total sales in each of the last two calendar years.

                                                            2000       1999
                                                            ----       ----

     Imaging  & photographic chemicals                       27%        21%
     Hydrazine blends                                        19%        21%
     Hydrazine derivatives                                    7%         9%
     Plastics additives                                      35%        33%
     Specialty chemicals                                     12%        16%
                                                            ---        ---
                                                            100%       100%
                                                            ===        ===

     Fairmount sells its products in the global markets and continues its efforts to expand both domestic and export sales. Fairmount had net sales of $11,808,100 in 2000 and $11,316,000 in 1999, including export sales of
$4,109,700 in 2000 and $4,434,200 in 1999. Major foreign geographical areas contributed the following percentages to net sales:

                                                        2000          1999
                                                        ----          ----
     Europe, (Primarily Germany,
     Belgium, and England)                              27.1%         20.0%
     Asia (Primarily Israel)                             6.5%         18.0%
     North and South America                             1.2%          1.2%

     The decrease in sales to Asia was primarily due to lack of demand in 2000 for plastic additives, due in part to the strong dollar.

Dependence On Certain Customers

     During 2000, two customers accounted for approximately 37.5% of Fairmount's sales. During 1999, three customers accounted for approximately 40.5% of Fairmount's sales. The loss of one of these customers could have a material adverse effect on Fairmount's business. In order to reduce this risk, Fairmount continues to increase its marketing efforts to broaden its customer base.

Environmental Laws and Government Regulations

     Fairmount is committed to the chemical industry's "Responsible Care(R)" program. Responsible Care is the Chemical Manufacturer Association's initiative of 1988 for continuously improving health, safety and environmental quality. It is the policy of Fairmount to protect the environment and to comply with all governmental laws and regulations. The chemical industry is one of the most highly regulated industries in the world with respect to ecology. For a discussion of Fairmount's environmental matters, see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Employees

     As of December 31, 2000, Fairmount had 50 employees, all of whom were full-time employees. It has a contract with International Brotherhood of Teamsters Local 575 ("Union"), which covers all hourly employees. The contract expired on December 12, 1999, but Fairmount and the Union agreed to extend the contract for one year on the same terms and conditions. Fairmount and the Union have reached an agreement on a new three-year contract; under which union members will receive an annual wage increase of approximately 3.5 % in each of the three year of the contract. The new contract was effective December 12, 2000. Fairmount believes its has good relationships with it employees.

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

     Fairmount's line of credit with Summit Bank is collateralized by the accounts receivable, inventory and personal property of the Company. Fairmount's debt to affiliated parties is subordinated to the Summit Bank line of credit and is collateralized by the accounts receivable and the machinery and equipment of Fairmount. Except for this lien, there are no mortgages or liens on Fairmount's property. See Management's Discussion and Analysis and Notes 4 and 5 of the Notes to Financial Statements.

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

     On November 10, 1999, a fire destroyed some equipment and a portion of the roof in one of the production buildings. No employees were injured. Fairmount received $100,000 from its property insurance carrier in December 1999, an additional $100,000 in March 2000 and $233,100 in May 2000 in partial settlement for its property losses caused by the fire.

     The fire had an adverse effect on operations during the fourth quarter of 1999, and the first half of 2000. Production returned to its normal level in the second half of 2000.

     In 2000, Fairmount spent $685,500 on capital expenditures for the upgrade and the expansion of its production facilities, and improvements to its equipment. Fairmount has budgeted approximately $500,000 for capital expenditures in 2001. Major expenditures are targeted for the replacement and improvement of process equipment, new construction, and safety and environmental projects.

     It is not Fairmount's policy to acquire assets primarily for possible capital gain or primarily for income.

Item 3. Legal Proceedings

     A bodily injury claim was filed against the Company on December 2, 1998 in the Superior Court of New Jersey Law Division, Hudson County. The plaintiff alleges that on March 25, 1997, the date of an explosion at Fairmount's plant, the force of the explosion threw him backward and resulted in injuries. The plaintiff was an invitee upon the adjoining property to the Company. This claim was settled on July 20, 2000 for an immaterial amount.

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

     On October 10, 2000, a breach of contract claim was brought against the Company in the Worcester Superior Court of the Commonwealth of Massachusetts. The plaintiff alleges that a defective component chemical used in the plaintiff's manufacturing process was supplied by Fairmount. The Company intends to contest the case vigorously. This action has been moved from Worcester Superior Court to the Federal District Court for the Western District of Massachusetts. The Companies are in the process of exchanging documents. The Company's commercial general liability and commercial umbrella insurance carrier is defending the Company in that action

Item 4. Submission of Matters to a Vote of Security Holders

     Fairmount submitted no matters to a vote of its security holders during the last quarter of its fiscal year ended December 31, 2000.

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

                             Common Stock Bid Prices
                                         2000                    1999
                                         ----                    ----
    Quarter                        High        Low         High        Low
    -------                        ----        ---         ----        ---

     First                         $.37        $.16        $.31        $.18
     Second                        $.28        $.19        $.50        $.21
     Third                         $.28        $.09        $.44        $.31
     Fourth                        $.14        $.03        $.31        $.19

     There were approximately 241 stockholders of record at December 31, 2000. Fairmount did not declare or pay any dividends in 2000 or 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     To meet its liquidity requirements, including its capital program, Fairmount accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. Fairmount believes these sources to be adequate to meet operating requirements for the year ending December 31, 2001. The line of credit is subject to an annual review for renewal. The working capital line of credit was renewed and amended during the second quarter of 2000. Under the amended loan agreement, the Company has available the lesser of $1,250,000 or up to 80 % of its eligible receivables, as defined in the loan agreement. Foreign customer's accounts receivable were ineligible, however Fairmount has obtained insurance coverage for most of its foreign customers, and Summit Bank now considers those customers as eligible for borrowing purposes. The 80 % limitation on eligible receivables should not have a material effect on Fairmount. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company. As of December 31, 2000, Fairmount's borrowing availability was $723,700, of which Fairmount had borrowed $200,000.

     The Company's working capital decreased by $884,600 in 2000, resulting in working capital of $4,363,400 compared to working capital of $5,248,000 in 1999. The decrease was primarily due to higher accounts payable of $764,200, higher accrued other liabilities of $162,900, and increased borrowings of $200,000. This decrease in working capital was partially offset by $333,100 received from the Company's property insurance carrier in partial settlement of the property damages sustained from a fire on November 10, 1999. In addition, higher inventories of $742,300 partially offset the decrease in working capital.

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

     On November 10, 1999, a fire destroyed some equipment and a portion of the roof in one of the production buildings. No employees were injured. The fire had an adverse effect on operations during the fourth quarter of 1999, and first half of 2000. Production returned to normal levels in the second half of 2000. Fairmount incurred approximately $17,500 in professional cost related to the fires and wrote-off approximately $22,000 of net capitalized equipment and building improvements damaged or destroyed by the fire.

     Fairmount's insurance carrier notified Fairmount that when its property and boiler insurance policy expired on February 1, 2000, it would not be renewed because of adverse loss experience. Fairmount has obtained coverage through another carrier, though at a substantially higher premium.

     On March 20, 1992, a Credit Facility Loan Agreement ("Credit Facility") was created with monies contributed to a fund ("the Fairmount Fund") by William E. Leistner and the Estate of Olga H. Knoepke. At that date, the Fairmount Fund provided Fairmount with a $2,494,000 credit facility under which all borrowings required interest at the rate of 5% per annum. The outstanding borrowings from the Credit Facility were $1,080,000. On July 2, 1997 the Credit Facility was terminated and Fairmount replaced the $1,080,000 of credit facility borrowings with new promissory notes due January 1, 2005. The Leistner Estate received a note for $648,000. Three notes were issued to beneficiaries of the Knoepke Estate. These three notes were issued as follows:

          o    The da Mota Family Partnership - $224,640;
          o    Glen da Mota - $142,560; and
          o    Lynn da Mota - $64,800.

     All of the promissory notes described above have similar terms and conditions. Interest is payable commencing in 1999, is at the corporate base rate posted by Citibank, N.A. (or its successor) on the last banking day of the previous calendar year. Interest on the unpaid principal from January 1, 2000 through December 31, 2000 is at the rate of 8.5% per annum. Interest payable from January 1, 1999 through December 31, 1999 is at the rate of 7.75% per annum. All of the promissory notes are subordinated to Fairmount's line of credit financing with Summit Bank and are collaterized by security agreements on Fairmount's accounts receivables, inventories and personal property.

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

     The promissory note to the Leistner Estate for $491,600 is subordinated to Fairmount's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility. Interest paid on the aforementioned promissory notes/long-term debt to affiliated parties was $133,600 in 2000 and $121,800 in 1999.

     Fairmount entered into an employment agreement with Dr. Reidar Halle. Under the agreement, which was made effective January 12, 1998, Dr. Halle became President and Chief Executive Officer. The agreement can be terminated be either party by giving thirty days written notice. If Fairmount terminates the agreement for any reason other then for cause, as defined, then Dr. Halle shall be paid an amount equal to six month's annual base salary on January 12, 1998. Dr. Reidar Halle's employment agreement has been extended for one year on the same terms and conditions, and now expires January 12, 2002.

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

     Environmental compliance, waste disposal and regulatory fees totaled approximately $97,300 in 2000 and $101,800 in 1999. These costs are included in general and administrative expenses.

Inflation

     Fairmount believes that inflation did not have a material impact on results of operations in 2000. Based on present economic conditions this trend should continue in 2001.

Results of Operations 2000 - 1999

     Net sales for 2000 were $11,808,100, an increase of $492,100 or 4.3 % as compared to 1999.

                                               2000          1999      Change
                                        -----------   -----------   ---------
     Imaging & Photographic Chemicals   $ 3,223,000     2,342,200   $ 880,800
     Hydrazine blends                     2,321,800     2,360,900     (39,100)
     Hydrazine derivatives                  792,300     1,029,000    (236,700)
     Plastics additives                   4,095,100     3,703,700     391,400
     Specialty chemicals                  1,375,900     1,880,200    (504,300)
                                        -----------   -----------   ---------

          Total                         $11,808,100   $11,316,000   $ 492,100
                                        ===========   ===========   =========

     The increase in imaging and photographic chemical sales was due in part to increased shipments to the photographic industry. This increase in photographic sales was due to shipments to new customers, as well as increased shipments to its current customers base. The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as the market for film diminishes due in part to new digital imaging technologies. Fairmount is aware of this possibility and is taking steps to substitute new products that are used in making photographic paper and increase its market share of existing products by broadening its customer base.

     The decreased sale of hydrazine derivatives in 2000 was due to a softening in that market and customers consolidating and reducing their inventories. During 1999, one of the Company's major hydrazine derivative customers moved the production of their products to other plants around the world and Fairmount anticipates that it will no longer sell the same volume of product to this customer as it has done in the past. Fairmount will continue to emphasize the development of what it believes will be an expanding market for hydrazine derivatives. Fairmount is becoming a major producer of hydrazine derivatives in the U.S. and believes there is substantial growth potential over the next few years.

     Sales of plastics additives increased from $3,703,700 in 1999 to $4,095,100 in 2000, an increase of $391,300 or 10.6%. The increase in the sales amount is net of price decreases effective during the second half of 1999 and the negative effect of the weak EURO. This sales value increase was due to increased volume to a major European customer; however, to meet competition, Fairmount sales are at a fixed EURO price and the Company is therefore subject to currency exchange rate changes. Fairmount sells at a fixed EURO price for competitive reasons During 2000, because of the weak EURO, Fairmount's average selling price decreased by 11 %. The effect of this unfavorable change was a reduction in sales and profits of approximately $334,800. As in prior years, Fairmount expects the downward pressure on plastics additive prices to continue.

     Also adversely affecting plastic additive sales was the loss of a foreign customer because of risks associated with lengthy payment terms. Fairmount has eliminated this risk by purchasing business credit insurance to cover such receivables; as a result of the coverage the Company can borrow against such receivables under it line of credit with Summit Bank.

     Sales of specialty chemicals were $1,375,900 in 2000 compared to $1,880,200 in 1999, a decrease of $504,300. This decrease in specialty chemicals was due in part to decrease shipments of a pharmaceutical product. The demand for this product has decreased during the past few years and Fairmount expects that trend to continue. Also, the shipments of a newly introduced specialty products was delayed by the customer until the first half of 2001.

     Each class of similar products contributed the following percentage of total sales in each of the last two calendar years:

                                                                2000    1999
                                                               -----   -----

     Imaging  & photographic chemicals                          27 %    21 %
     Hydrazine blends                                           19 %    21 %
     Hydrazine derivatives                                       7 %     9 %
     Plastics additives                                         35 %    33 %
     Specialty chemicals                                        12 %    16 %
                                                               -----   -----
                                                               100 %   100 %
                                                               =====   =====

     The gross profit for 2000 was $1,480,500, an increase of $233,500 or 18.7 % compared to the same period in 1999. As a percent of sales the gross margin was
12.5 % in 2000 compared to 11 % during 1999. The increase in gross profit was primarily due to the increase in sales of imaging & photographic chemicals, which are more profitable than the Company's other products. Offsetting this increase, the average unit-selling price of plastic additives has decreased without a corresponding decrease in production cost.

     Selling, general and administrative expenses increased by $144,000 in 2000 compared to 1999. Selling expenses increased $41,100 primarily due to increased commissions and advertising. General and administrative expenses increased by $102,900 in 2000 compared to 1999. This increase was due primarily to increased insurance of $14,900, and increased travel and travel related expenses of $63,400.

     Interest expense was higher in 2000 versus 1999 due to an increase of 1.0% in the interest rate on the remaining debt owed to affiliated parties per the new promissory note agreements. See Note 4 of the Notes to Financial Statements.

     During 2000, Fairmount received insurance proceeds of $333,100, compared to $435,500, net of related cost in 1999. The insurance proceeds in 1999 included $375,000 partial settlement for the property losses sustained from the explosion on March 25, 1997 and $100,000 partial payment for the property loss sustained from the fire on November 10, 1999. During 2000 Fairmount received $333,100 in partial settlement for the property loss sustained from the fire on November 10, 1999. See Note 13 of the Notes to Financial Statements.

     The Company has Federal and state net operating loss carryforwards of approximately $13,115,000 and $2,667,000, respectively, which expire in years 2001 through 2021. There is no tax expense recorded in the financial statements of the Company because of its loss position, The Company has reserved fully against its net deferred tax asset.

2001 Outlook

     Fairmount has budgeted approximately $500,000 for capital expenditures in 2001. Major expenditures will consist of the replacement and improvement of process equipment, new construction, and safety and environmental projects.

     The demand for certain types of chemicals used in photographic films is expected to decrease during the coming years due to the increased use of new imaging technologies, including digital photography. Fairmount is aware of this possibility and has taken steps to substitute new products that are used in making photographic paper and increase its market share of existing products by broadening its customer base.

     Fairmount continues to experience competitive pressures on the pricing of certain products and has reacted by closely monitoring the cost of its raw materials and by reevaluating its manufacturing processes. Some of the Company's raw material prices are related to the price of crude oil and natural gas. During the year ended December 31, 2000, the cost of crude oil and natural gas increased and the price of some raw materials increased accordingly. However, most of the Company's principal raw materials did not experience any substantial increases.

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

Item 7. Financial Statements and Supplementary Data

Index to Financial Statements and Related Information

Financial Statements
                                                                        Page
                                                                        ----

     Independent Auditors' Report                                        13

     Statements of Operations for the years ended
       December 31, 2000 and 1999                                        14

     Balance Sheets as of December 31, 2000 and 1999                     15

     Statements of Changes in Stockholders' Equity and Comprehensive
       loss for the years ended December 31, 2000 and 1999               16

     Statements of Cash Flows for the years ended
       December 31, 2000 and 1999                                        17

     Notes to Financial Statements                                       18 - 26

     Schedule II - Valuation and Qualifying Accounts                     32

                          Independent Auditors' Report

The Board of Directors and Stockholders
Fairmount Chemical Co., Inc.:

We have audited the accompanying balance sheets of Fairmount Chemical Co., Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for the years then ended. In connection with our audits of the financial statements, we also have audited the financial statement schedule - valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmount Chemical Co., Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements presents fairly, in all material respects, the information set forth therein.

                                  /S/ KPMG LLP

Short Hills, New Jersey
February 26, 2001

                          FAIRMOUNT CHEMICAL CO., INC.

                            Statements of Operations

                     Years Ended December 31, 2000 and 1999

                                                2000            1999
                                            ------------    ------------
Net sales                                   $ 11,808,100    $ 11,316,000

Cost of goods sold                            10,327,600      10,069,000
                                            ------------    ------------
   Gross profit                                1,480,500       1,247,000

Research & development                           401,900         374,500

Selling, general and
     administrative expenses                   1,988,500       1,844,500
                                            ------------    ------------

   Operating loss                               (909,900)       (972,000)

Interest expense                                (181,300)       (149,100)
Interest income                                  133,400         110,600
Other income (expense), net                      (47,400)          9,500
Insurance proceeds, net                          333,100         435,500
                                            ------------    ------------

Loss before income taxes                        (672,100)       (565,500)

Income taxes                                        --                --
                                            ------------    ------------
Net loss                                    $   (672,100)   $   (565,500)
                                            ------------    ------------

Loss per share
   Basic                                    $       (.08)   $       (.07)
                                            ============    ============

Common shares and equivalents outstanding
   Basic                                       8,292,866       8,292,866
                                            ============    ============


                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                                 Balance Sheets

                           December 31, 2000 and 1999

                                                             2000         1999
                                                         -----------  -----------
Assets
   Current Assets:
         Cash                                              2,093,900    2,481,100
         Accounts receivable, less allowance
              for doubtful accounts of $20,600
              in 2000, and none in 1999                    1,913,400    1,985,100
         Inventories                                       2,700,100    1,957,800
         Prepaid expenses                                    124,100      114,100
         Other current assets                                 11,300       10,200
                                                         -----------  -----------
                  Total Current Assets                     6,842,800    6,548,300

   Property, plant and equipment
        Less accumulated depreciation of
        $5,756,800 and $5,204,400 in 2000
       and 1999 respectively                               3,938,900    3,805,800
   Other assets                                                  700          700
                                                         -----------  -----------
         Total Assets                                     10,782,400   10,354,800
                                                         ===========  ===========
Liabilities and Stockholders' Equity
   Current Liabilities:
         Short-term bank borrowings                          200,000         --
         Accounts payable                                  1,590,400      826,200
         Accrued compensation                                136,400       84,200
         Accrued pension liability                           153,000      153,200
         Other accrued liabilities                           399,600      236,700
                                                         -----------  -----------
                  Total Current Liabilities                2,479,400    1,300,300

   Promissory notes to affiliated parties                  1,571,600    1,571,600
   Accrued pension liability                                 146,700      145,900

   Redeemable convertible Preferred stock,
        par and liquidation value $1 per share:
        Authorized -- 10,000,000 shares: 5,400,000
        shares issued and outstanding (liquidation
        value $5,400,000)                                  5,400,000    5,400,000
Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $1 per share:
        Authorized -- 15,000,000 shares; 8,293,366
        shares issued and outstanding in 2000 and 1999     8,293,400    8,293,400
   Less: Treasury stock (at cost) -- 500 shares                 (500)        (500)
   Capital in excess of par value                          7,316,000    7,316,000
   Accumulated deficit                                   (14,246,800) (13,574,700)
   Accumulated other comprehensive loss --
        additional minimum pension liability                (177,400)     (97,200)
                                                         -----------  -----------
         Total Stockholders' Equity                        1,184,700    1,937,000
                                                         -----------  -----------
   Total Liabilities and Stockholders' Equity             10,782,400   10,354,800
                                                         ===========  ===========

                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                  Statement of Changes in Stockholders' Equity
                                       and
                               Comprehensive Loss
                     Years ended December 31, 2000 and 1999

                                                   2000                      1999
                                               -------------             -------------
                                               Comprehensive             Comprehensive
                                                   (loss)                    (loss)
                                               -------------             -------------
Common stock:
     Balance at December 31               8,293,400                  8,293,400
                  (8,293,366 shares)

Treasury stock:
     Balance at December 31,                   (500)                      (500)
                (500 shares)

Capital in excess of par value:           7,316,000                  7,316,000
     Balance at December 31,

Accumulated deficit:
     Balance at January 1               (13,574,700)               (13,009,200)
     Net loss                              (672,100)   (672,100)      (565,000)   (565,500)

                                       ------------               ------------
     Balance at December 31,            (14,246,800)               (13,574,700)

Accumulated other comprehensive
     loss:
Balance at January 1                        (97,200)                  (301,600)
Change in additional minimum
   pension liability                        (80,200)    (80,200)       204,400     204,400
                                                       --------                   --------
Comprehensive loss                                     (752,300)                  (361,100)
                                                       ========                   ========

                                       ------------               ------------
Balance at December, 31                    (177,400)                   (97,200)

                                       ------------               ------------
Total Stockholders' equity             $  1,184,700               $  1,937,000
                                       ============               ============

                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                            Statements of Cash Flows

                     Years Ended December 31, 2000 and 1999

                                                                     2000           1999
                                                                -----------    -----------
Cash Flow used in Operating Activities:
    Net loss                                                    $  (672,100)   $  (565,500)
   Adjustments to reconcile net loss to
        net cash used in operating activities:
             Depreciation                                           552,400        615,000
             Insurance proceeds, net                               (333,100)      (435,500)
             Disposal of equipment damaged by fire                     --           22,000

   Increase (decrease) from changes in:
        Accounts receivable, net                                     71,700       (103,700)
        Inventories                                                (742,300)       (15,900)
        Prepaid expenses                                            (10,000)        72,700
        Other current assets                                         (1,100)         8,900
        Accounts payable                                            764,200        317,700
        Accrued compensation                                         52,200        (31,500)
        Other liabilities                                            83,300         29,500
                                                                -----------    -----------
               Net Cash Flow Used In Operating Activities          (234,800)       (86,300)

Cash Flow (Used in) Provided by Investing Activities:
   Capital expenditures                                            (685,500)      (256,900)
    Insurance proceeds, net                                         333,100        435,500
                                                                -----------    -----------
          Net Cash (Used in) Provided by Investing Activities      (352,400)       178,600

Cash Flow Provided by (Used in) Financing Activities:
Bank borrowings                                                     600,000           --
Bank repayments                                                    (400,000)       (33,900)
                                                                -----------    -----------
    Net Cash Flow Provided by (Used in) Financing Activities        200,000        (33,900)
                                                                -----------    -----------

(Decrease) Increase in Cash                                        (387,200)        58,400

Cash at Beginning of Period                                       2,481,100      2,422,700
                                                                -----------    -----------

Cash at End of Period                                           $ 2,093,900    $ 2,481,100
                                                                ===========    ===========
Supplemental Disclosure of Cash Flow Information:

Interest paid                                                   $   181,300    $   148,600
                                                                ===========    ===========
Income taxes paid                                               $      --      $      --
                                                                ===========    ===========

                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                     Years Ended December 31, 2000 and 1999
                          Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Fairmount   Chemical  Co.,  Inc.   ("Fairmount"   or  "the   Company")  was
incorporated   in  1938  under  New  Jersey  Law  and  is  in  the  business  of manufacturing and distributing specialty chemicals.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

REVENUE

     Revenue is recognized upon shipment of product. The Company's terms are FOB shipping point and accordingly title for goods pass to the customer when product is shipped. Sales are generally final, without a right of return. If the product does not meet specifications, the Company may accept returns.

ACCOUNTS RECEIVABLE

     Trade accounts receivable are recorded at the invoice amount. Potential uncollectable amounts are recognized when in the judgment of management, collection is in doubt. There was no provision for bad debts recorded in 1999, and a provision of $20,600 in 2000.

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

     Depreciation   expense  was   $552,400   and  $615,000  in  2000  and  1999
respectively. The estimated useful lives of classes of assets are as follows:

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

STOCK-BASED COMPENSATION

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 "accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For disclosure purposes pro forma net loss and pro forma net loss per share information are provided in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as if fair-value-based method had been applied.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally cash, accounts receivable, inventories, prepaid expenses, other current assets, short term borrowings, accounts payable, accrued compensation, accrued pension liability, other accrued liabilities, and other long term obligation approximates their recorded value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION

     The Company is managed and operates as one business, which manufactures, distributes and sells specialty and fine organic chemicals. Accordingly, the Company does not have separate reporting segments as defined in SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information".

SHIPPING AND HANDLING COSTS

     Shipping and handling costs were $239,700 and $181,200 in 2000 and 1999, respectively, which are included in selling, general and administrative in the accompanying statements of operations.

NOTE 2. INVENTORIES

         Inventories at December 31, consisted of:

                                        2000         1999
                                    ----------   ----------

         Finished goods             $2,481,500   $1,622,900
         Raw materials                 218,600      334,900
                                    ----------   ----------
                      Total         $2,700,100   $1,957,800
                                    ==========   ==========

     The  reserve  for   obsolete   inventory   was  $167,700  and  $142,100  at
December 31, 2000 and 1999, respectively.

NOTE 3. PROPERTY, PLANT and EQUIPMENT

     Property, plant and equipment, by major classification, at December 31, 2000 and 1999 is summarized as follows:

                                               2000         1999
                                           ----------   ----------
         Land                              $  259,300   $  259,300
         Buildings                          3,899,500    3,561,400
         Machinery and  equipment           5,266,800    4,924,500
         Vehicles                              68,800       66,800
         Furniture and fixtures               201,300      198,200
                                           ----------   ----------

                                            9,695,700    9,010,200
         Less:  Accumulated depreciation    5,756,800    5,204,400
                                           ----------   ----------

                                           $3,938,900   $3,805,800
                                           ==========   ==========

     There was no construction in progress at December 31, 2000 and at December 31, 1999.

NOTE 4. PROMISSORY NOTES/LONG-TERM PAYABLE TO AFFILIATED PARTIES

     A. As of January 1, 1993 the Company owed William E. Leistner $5,603,700 (the "Leistner Loan"). At the Board Meeting following the 1993 Annual Meeting, the board approved the sale of 5,400,000 shares of cumulative convertible Preferred Stock, $1.00 par value per share, in a private transaction to Leistner, the Company's principal stockholder, in consideration of retirement of debt owed to Leistner of $5,400,000. The balance of the Leistner Loan was paid out of corporate funds of approximately $203,700 during May 1993. This transaction retired the principal of the Leistner Loan. Accrued interest of $491,600 remained. On July 2, 1997 the Company replaced the $491,600 balance of the Leistner Loan that was due April 1, 1998, with a promissory note to the Leistner Estate for the same amount, due January 1, 2005.

     B. On March 20, 1992, a Credit Facility Loan Agreement ("Credit Facility") was created with monies contributed to a fund ("the Fairmount Fund") by William
E. Leistner and the Estate of Olga H. Knoepke. At that date, the Fairmount Fund provided the Company with a $2,494,000 credit facility under which all borrowings paid interest at the rate of 5% per annum. The outstanding borrowings from the Credit Facility were $1,080,000. On July 2, 1997 the Credit Facility was terminated and the Company replaced the $1,080,000 of credit facility borrowings with new promissory notes due January 1, 2005. The Leistner Estate received a note for $648,000. Three additional notes were issued to beneficiaries of the Knoepke Estate. These three notes were issued to the da Mota Family Partnership - $224,640, Glen da Mota - $142,560 and Lynn da Mota - $64,800.

     All of the promissory notes described above have similar terms and conditions. Interest is payable commencing in 1999, at the corporate base rate posted by Citibank, N.A. (or its successor) on the last banking day of the previous calendar year. Interest on the unpaid principal from January 1, 1999 through December 31, 1999 is at the rate of 7.5% per annum. Interest payable from January 1, 2000 through December 31, 2000 is at the rate of 8.5% per annum. All of the promissory notes are subordinated to the Company's line of credit financing with Summit Bank and are collaterized by security agreements on the Company's accounts receivables, inventories and personal property.

     The promissory note to the Leistner Estate for $491,600 is subordinated to the Company's line of credit financing with Summit Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility. Interest paid on the aforementioned promissory notes/long-term debt to affiliated parties was $133,600 in 2000 and. $121,800 in 1999.

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

NOTE 5. LONG-TERM DEBT

                                             2000     1999
                                             ----     ----

      Working Capital Line of Credit       $200,000    --
                                           --------   ----
               Less Current Indebtedness   $200,000

                                           --------   ----

               Long Term Debt              $   --     $--
                                           ========   ====

     The Company has a $1,250,000 line of credit from Summit Bank, of which $200,000 was outstanding as of December 31, 2000. The line of credit is subject to an annual review for renewal. The working capital line of credit was renewed and amended during the second quarter of 2000. Under the amended loan agreement, the Company has available the lesser of $1,250,000 or up to 80 % of its eligible receivables, as defined in the loan agreement. Foreign customer's accounts receivable were ineligible, however Fairmount has obtained insurance coverage for most of its foreign customers, and Summit Bank now considers those customers as eligible for borrowing purposes. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company. As of December 31, 2000, Fairmount's borrowing availability was $723,700, of which Fairmount had borrowed $200,000.

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

     In addition to the incentive stock options, effective January 12, 1998, Dr. Reidar Halle, President and Chief Executive Officer of the Company was granted stock options to purchase One Million (1,000,000) shares of common stock, with a fair marker value of eleven cents ($.11) per share, at an exercise price of eleven cents ($.11) per share subject to the following vesting schedule

                  Vesting Date             Exercisable Options
                  ------------             -------------------

                January 12, 1999                334,000
                January 12, 2000                333,000
                January 12, 2001                333,000

Stock option transactions for the years ended December 31, 2000 and 1999:

                                            2000                           1999
                                  -----------------------      ------------------------
                                              Weighed                      Weighed
                                              Average                       Average
                                  Shares   Exercise Price      Shares    Exercise Price
                                  -----------------------      ------------------------
Outstanding
at beginning
of the year                     1,072,500       $.17          1,072,500           $.17

Granted

Forfeited                          13,500      $1.00               --             --

Expired                              --         --                 --             --
---------------------------------------------------------------------------------------
Outstanding
at end
of the year                     1,059,000       $.18          1,072,500           $.17
---------------------------------------------------------------------------------------
Exercisable                       726,000       $.18            406,500           $.27
=======================================================================================
Weighted fair market value
of the grants during the year                   $ --                              $.--
=======================================================================================

     All incentive stock options outstanding as of December 31, 2000 and 1999 are exercisable at $.11 to $1.00 per share. The average life of those stock options outstanding as of December 31, 2000 and 1999 is one and two years respectively.

     The fair value of each option was estimated on the date of the grant using the Black-Scholes value of 350 large general industrial public companies. The 2000 assumptions included in this estimation are as follows: risk free interest rate of 6.23 %, expected life of 8.5 years, volatility of 98 %, and dividend yield of 0 %. The 1999 assumptions included in this estimation are as follows: risk free interest rate of 6.23 %, expected life of 8.5 years, volatility of
98.0 %, and dividend yield of 0 %.

     Using the measurement principles of SFAS 123 "Accounting for Stock Based Compensation", the proforma effect on net loss of reporting incremental compensation expense would have been a increase in net loss of $36,600 and $178,200 in 2000 and 1999, respectively. Accordingly, proforma net loss would have been $(708,700) in 2000 and $(743,700) in 1999. In addition, proforma basic loss per share would have been $(.09) in 2000, and $ (.09) in 1999.

NOTE 7. PENSION PLAN

     The Company has a defined benefit pension plan covering all of its employees. The benefits are based on years of service and the employees' compensation. The Company's funding policy is to contribute annually the statutory minimum. In 2000, the Company made contributions of $130,300 and $102,500 for the plan years of 2000 and 1999, respectively. In 1999 the Company made contributions of $150,000 and $54,000 for the plan years 1999 and 1998, respectively. Assets of the plan are held by an insurance company in guaranteed annuity contracts.

     The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 2000, and 1999.

Actuarial present value of benefit obligation:

                                                                      2000                    1999
                                                                  -----------             -----------
Vested benefit obligation                                          $3,665,700              $3,518,400
                                                                  -----------             -----------
Accumulated benefit obligation                                     $3,725,500              $3,577,900
                                                                  -----------             -----------
Change in projected benefit obligation
     Projected benefit obligation at beginning of year            $(3,760,500)            $(3,903,600)
     Service Cost less expense component                             (119,500)               (108,300)
     Interest Cost                                                   (283,900)               (265,900)
     Actuarial Gain (loss)                                            (41,200)                259,500
     Benefits Paid                                                    274,700                 257,800
                                                                  -----------             -----------
     Projected benefits Obligation at end of year                  (3,930,400)             (3,760,500)
Change in plan assets
     Fair Value of Plan Assets at beginning of year                 3,278,800               3,148,000
     Actual Return on Plan Assets                                     204,100                 199,600
     Employer Contribution                                            232,700                 204,000
     Benefits Paid and Expenses                                      (289,700)               (272,800)
                                                                  -----------             -----------
     Fair Market Value of Plan Assets at end of year                3,425,900               3,278,800

                                                                  -----------             -----------
Fund status                                                          (504,400)               (481,700)

Unrecognized net obligation                                            10,900                  22,000
Unrecognized prior service cost                                       (28,100)                (41,500)
Unrecognized net loss                                                 399,300                 299,400
                                                                  -----------             -----------
Accrued benefit cost recognized in the
financial statements                                                 (122,300)               (201,800)
                                                                  ===========             ===========
Amount recognized in the statement of
financial position consist of
          Accrued benefit liability                                  (299,700)               (299,000)
          Accumulated other comprehensive income                      177,400                  97,200
                                                                  -----------             -----------
Net amount recognized                                                (122,300)               (201,800)
                                                                  ===========             ===========
Reconciliation of Accrued:
          Accrued Pension Cost at beginning of year                  (201,800)               (252,700)
           Minus Net Periodic Pension Cost                           (153,000)               (153,100)
          Plus Contribution                                           232,700                 204,000
                                                                  -----------             -----------
                                                                     (122,300)               (201,800)
                                                                  ===========             ===========

Net pension cost included in operating results for 2000 and 1999 amounted to $153,000 and $153,100, respectively, and was comprised of the following:

Service cost with expense component                                  $134,500                $123,300

Interest Cost                                                         283,900                 265,900

Expected return on plan assets                                       (263,100)               (249,100)

Net amortization and deferral                                          (2,300)                 13,000
                                                                  -----------             -----------

Total net pension cost                                               $153,000                $153,100
                                                                  ===========             ===========

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation, the accumulated benefit obligation, and vested benefit obligation as of December 31, 2000 was 7.75% and 1999 was 7.75 % and future salaries increases of 5.0% per annum plus the component for merit and promotion and expected return on assets of 8.0%, respectively.

     The provisions of SFAS No. 87, "Employees Accounting for Pensions", requires recognition in the balance sheet of an additional minimum liability when accumulated benefits are in excess of plan assets. The Company recorded an (increase) decrease of $(80,200) and $204,400, to the additional minimum liability in 2000 and 1999, respectively. The adjustment had no effect on 2000 operations but was accounted for as a component of stockholders' equity.

NOTE 8. INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2000 and 1999 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

                                                    2000             1999
                                                    ----             ----

     Computed "expected" tax (benefit)           $(228,500)      $(192,100)
     State tax net of federal benefit              (39,000)        (33,900)
     Change in valuation allowance                 262,400         222,400
     Non-deductible penalties                        1,700
     Non-deductible travel and entertainment         3,400           3,600
                                                 ---------       ---------
                                                 $     -0-       $     -0-
                                                 =========       =========

     The temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below.

                                                        2000            1999
                                                    -----------     -----------
Deferred tax assets:
          Charitable contribution                   $     2,000     $     2,000
          Pension                                       101,000          69,000
          Interest                                      195,000         196,000
          Inventory                                      86,000          41,000
          Research and development tax credits          434,000         434,000
          Net operating loss -- state                   158,400         113,000
          Net operating loss -- Federal               4,459,000       4,199,000
                                                    -----------     -----------
Total deferred tax assets                             5,435,400        5054,000
Valuation allowance                                   4,724,400       4,462,000
                                                    -----------     -----------
Net deferred tax assets                                 711,000         592,000
Deferred tax liability:
  Depreciation deferred tax credit                     (711,000)       (592,000)
                                                    ===========     ===========
Net deferred tax asset                                     $-0-            $-0-
                                                    ===========     ===========

     At December 31, 2000, a valuation allowance of $4,724,400 has been recognized to fully offset the net deferred tax assets as realization of these assets is uncertain. The net change in the valuation allowance for the years ended December 31, 2000 and 1999 were increases of $262,400 and $222,400, respectively, related primarily to additional net losses incurred by the Company. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has Federal and state net operating loss carryforwards of approximately $13,115,000 and $2,667,000, respectively, which expire in years 2001 through 2021.

NOTE 9. NET LOSS PER SHARE

     Basic loss per share is based on the net loss of the Company since there were no preferred dividends paid in 2000 and 1999. Due to the Company reporting losses for 2000 and 1999, the exercise of options and the conversion of the preferred stock is not assumed, as the result would be anti-dilutive.

NOTE 10. REDEEMABLE CONVERITIBLE PREFERRED STOCK

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

NOTE 11. FOREIGN SALES AND MAJOR CUSTOMERS

     The business of the Company is the manufacturing and distribution of chemical products both domestically and internationally. Export sales in 2000 and 1999 amounted to $4,109,700 and $4,434,200, respectively. During 2000, two customers accounted for approximately 37.5 % of the Company's sales. During 1999, three customers accounted for approximately 40.5% of the Company's sales. The loss of one of these customers could have a material adverse effect on the Company's business.

     Major foreign geographical areas contributed the following percentages to net sales:

                                                  2000         1999
                                                 ------       ------

             Europe, (Primarily Germany,
             Belgium, and England                 27.1%        20.0%
             Asia (Primarily Israel)               6.5%        18.0%
             North and South America               1.2%         1.2%

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

     It is the Company's policy to accrue and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. These accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of the contamination, methods of remediation required and other actions by government agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years. The Company has not accrued cost associated with the above two matters, because the amounts cannot be reasonably estimated.

     Management does not believe that the resolution of such matters will have a material adverse affect on the financial position of the Company but could be material to the results of operations and cash flow of the Company in any one accounting period.

     A bodily injury claim was filed against the Company on December 2, 1998 in the Superior Court of New Jersey Law Division, Hudson County. The plaintiff alleges that on March 25, 1997, the date of an explosion at the Company's plant, the force of the explosion threw him backward and resulted in injuries. The plaintiff was an invitee upon the adjoining property to the Company. This claim was settled on July 20, 2000 for an immaterial amount.

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

     On October 10, 2000, a breach of contract claim was brought against the Company in the Worcester Superior Court of the Commonwealth of Massachusetts. The plaintiff alleges that a defective component chemical used in the plaintiff's manufacturing process was supplied by Fairmount. This action has been moved from Worcester Superior Court to the Federal District Court for the Western District of Massachusetts. The Company is in the process of exchanging documents. The Company intends to contest the case vigorously.

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

     On November 10, 1999 a fire destroyed certain equipment and a portion of the roof in one of the production buildings. No employees were injured. The fire had an adverse effect on operations during the fourth quarter of 1999, and the first half of 2000. The Company started to conduct normal operations in the building during the second half of 2000. In 1999, the Company incurred approximately $17,500 in professional costs related to the fire and wrote-off approximately $22,000 of net capitalized equipment and building improvements damaged or destroyed by the fire.

     The Company received $100,000 from its property insurance carrier in December 1999, $100,000 in March 2000 and $233,100 in May 2000, in partial settlement for its property losses caused by the fire.

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

         N/A

PART III

Item 9. Directors, Executive Officers and Control Persons of the Issuer, Compliance with Section 16(a) of the Exchange Act.

     Incorporated by reference to Fairmount's 2000 Definitive Proxy Statement.

Item 10. Executive Compensation

     Incorporated by reference to Fairmount's 2001 Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to Fairmount's 2001 Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions

     Incorporated by reference to Fairmount's 2001 Definitive Proxy Statement.

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

     (4) Employment agreement between Reidar Halle (Employee) and Fairmount incorporated by reference from Fairmount's Form 10-QSB for the quarter ending June 30, 1998 as Exhibit 10.

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

     (23.1) Consent of KPMG LLP, consent of Independent Auditors, attached to this Form 10-KSB as Exhibit 24, sequentially numbered page 32.

     (b)    Reports on Form 8-K during the last quarter of 2000 -- None.

     (c) Financial statement schedule -- Schedule II Valuation and Qualifying Accounts

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FAIRMOUNT CHEMICAL CO., INC.
                                  Registrant


         March 30, 2001           By: /s/ Dr. Reidar Halle
                                      -------------------------------------
                                      Chief Executive Officer and President


         March 30, 2001           By: /s/ William C. Kaltnecker
                                      -------------------------
                                      Controller

     In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                 Date
---------                    -----                                 ----


/s/ Howard R. Leistner      Director                             March  30, 2001
-----------------------
(Howard R. Leistner)


/s/ Dr. Reidar T. Halle     Director, Chief Executive Officer,   March 30, 2001
-----------------------     President
(Dr. Reidar T. Halle)


/s/ Richard Mizrack         Director                             March 30, 2001
-----------------------
(Richard Mizrack)

                         Consent of Independent Auditors


The Board of Directors
Fairmount Chemical Co., Inc.


We consent to incorporation by reference in the Registration Statements Nos. 2-84988 and 2-99610 on Form S-8 of Fairmount Chemical Co., Inc. of our report dated February 26, 2001, relating to the balance sheets of Fairmount Chemical Co., Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the years then ended, which report appears in the December 31, 2000 annual report on Form 10-KSB of Fairmount Chemical Co., Inc.


                                         /S/ KPMG LLP


Short Hills, New Jersey
March 28, 2001

                                                                     Schedule II
                          FAIRMOUNT CHEMICAL CO., INC.
                        Valuation and Qualifying Accounts
                     Years Ended December 31, 2000 and 1999

                                    Balance at  Charged to      Charged to                  Balance at
                                    Beginning    Cost and         Other                         End
Description                          of Year     Expenses        Accounts      Deductions     of Year
-----------                          -------     --------        --------      ----------     -------
Allowance for doubtful accounts
    Year ended
         December 31, 1999               --          --             --             --            --
         December 31, 2000               --       $20,600           --             --        $ 20,600

Reserve for obsolete inventory
     Year ended
         December 31, 1999           $ 70,700     $71,400           --             --        $142,100
         December 31, 2000           $142,100     $25,600           --             --        $167,700