Form 10QSB
period 2001-03-31
FAIRMOUNT CHEMICAL CO INC
filed 2001-05-16
CIK 34296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB





[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2001

[ ]  Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from__________  to _____________

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

 Common Stock, $1 Par Value - 8,292,866 shares as of  May 11, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]     No  [X]

                                      INDEX

                                                                                              PAGE

PART I   FINANCIAL INFORMATION

         Item 1

                  Statements of Operations
                           Three months ended March 31,
                           2001 and 2000                                                         3

                  Balance Sheets
                           March 31, 2001 and December 31, 2000                                  4

                  Statements of Changes in Stockholders' Equity and
                  Comprehensive     (loss) income for the three months
                  Ended March 31, 2001and 2000                                                   5

                  Statements of Cash Flows
                           Three months ended March 31, 2001 and 2000                            6

                  Notes to Financial Statements                                                  7 - 10

         Item 2.

                  Management's Discussion and Analysis of
                           Financial Condition and Results of Operation                          11 - 13

         Item 3.

                  Quantitative and Qualitative Disclosures about                                 14
`                          Market Risks


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              15

         Item 4. Submission of Matters to Vote of Security Holders                               15

         Item 6. Exhibits and Reports on Form 8-K                                                15


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          FAIRMOUNT CHEMICAL CO., INC.

                            Statements of Operations

               For The Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                     Three Months Ended
                                              March 31, 2001    March 31, 2000
                                              --------------    --------------

Net sales                                      $ 2,784,000       $  3,464,100

Cost of goods sold                               2,860,000          2,708,400
                                               -----------       ------------

Gross (loss) profit                                (76,000)           755,700

Research & development                             102,500            101,400
Selling, general and
  administrative expense                           520,700            538,600
                                               -----------       ------------

        Operating (loss) income                   (699,200)           115,700

Interest expense, net                              (30,100)           (43,000)
Insurance proceeds                                    --              100,000
Foreign currency exchange loss                     (50,800)              --
Other (expenses) income, net                       (10,000)            15,300
                                               -----------       ------------

Net (loss) income before income taxes             (790,100)           188,000

Income taxes                                          --                 --
                                               -----------       ------------
      Net (loss) earnings                      $  (790,100)      $    188,000
                                               ===========       ============
(Loss) earnings per share
     Basic                                     $      (.10)      $        .02
                                               ===========       ============

     Diluted                                   $      (.10)      $        .01
                                               ===========       ============

Common shares and equivalents
  outstanding

     Basic                                       8,292,866          8,292,866
                                               ===========       ============

     Diluted                                     8,292,866         14,226,700
                                               ===========       ============


                 See Accompanying Notes to Financial Statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                                 Balance Sheets

                                                               March 31,        December 31,
                                                                 2001               2000
                                                                 ----               ----
                                                              (Unaudited)
Assets
   Current Assets:
         Cash                                                   1,240,300        2,093,900
         Accounts receivable, less allowance
              for doubtful accounts of $20,600
              in 2001 and 2000                                  2,449,700        1,913,400
         Inventories                                            2,790,600        2,700,100
         Prepaid expenses                                         142,100          124,100
         Other current assets                                      16,900           11,300
                                                              -----------      -----------
                  Total Current Assets                          6,639,600        6,842,800

   Property, plant and equipment
        Less accumulated depreciation of
        $5,921,800 and $5,756,800 in 2001
       and 2000, respectively                                   3,800,100        3,938,900
   Other assets                                                       700              700
                                                              -----------      -----------
         Total Assets                                          10,440,400       10,782,400
                                                              ===========      ===========

Liabilities and Stockholders' Equity
   Current Liabilities:
         Short-term bank borrowings                               700,000          200,000
         Accounts payable                                       1,682,700        1,590,400
         Accrued compensation                                     115,900          136,400
         Accrued pension liability                                 65,500          153,000
         Other accrued liabilities                                426,100          399,600
                                                              -----------      -----------
                  Total Current Liabilities                     2,990,200        2,479,400

   Promissory notes to affiliated parties                       1,571,600        1,571,600
   Accrued pension liability                                       84,000          146,700

   Redeemable convertible Preferred stock,
        par and liquidation value $1 per share:
        Authorized - 10,000,000 shares: 5,400,000
        shares issued and outstanding (liquidation
        value $5,400,000)                                       5,400,000        5,400,000
Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $1 per share:
        Authorized - 15,000,000 shares; 8,293,366
        shares issued and outstanding in 2001 and 2000          8,293,400        8,293,400
   Less: Treasury stock (at cost) - 500 shares                       (500)            (500)
   Capital in excess of par value                               7,316,000        7,316,000
   Accumulated deficit                                        (15,036,900)     (14,246,800)
   Accumulated other comprehensive loss -
        additional minimum pension liability                     (177,400)        (177,400)
                                                              -----------      -----------
         Total Stockholders' Equity                               394,600        1,184,700
                                                              -----------      -----------
   Total Liabilities and Stockholders' Equity                  10,440,400       10,782,400
                                                              ===========      ===========


                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                  Statement of Changes in Stockholders' Equity
                                       and
                           Comprehensive (Loss) Income
               For The Three Months Ended March 31, 2001 and 2000

                                   (Unaudited)

                                                                    2001                               2000
                                                       ------------------------------     ------------------------------

                                                                        Comprehensive                      Comprehensive
                                                                            Loss                                Loss
                                                                        -------------                      -------------
Common stock:
      Balance at March 31,                               8,293,400                          8,293,400
           (8,293,366 shares)

Treasury stock:
     Balance at March 31,                                     (500)                              (500)
           (500 shares)

Capital in excess of par value:                          7,316,000                          7,316,000
     Balance at March 31,


Accumulated deficit:
     Balance at January 1                              (14,246,800)                       (13,574,700)           --
          Net (loss) income                               (790,100)        (790,100)          188,000         188,000
                                                       -----------                        -----------
     Balance at March 31,                              (15,036,900)                       (13,386,700)

Accumulated other comprehensive
     loss:
           Balance at January 1                           (177,400)                           (97,200)
           Additional minimum pension
           liability                                          --               --                --              --

           Comprehensive (loss) income                                  $  (790,100)                       $  188,000
                                                                        ===========                        ==========
                                                       -----------                        -----------
Balance at March 31,                                      (177,400)                           (97,200)

Total Stockholders' Equity                             $   394,600                        $ 2,125,000
                                                       ===========                        ===========


                 See accompanying notes to financial statements

                          FAIRMOUNT CHEMICAL CO., INC.

                            Statements of Cash Flows
                 For Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                  2001              2000
                                                                  ----              ----
Cash Flow from Operating Activities:
    Net (loss) income                                        $  (790,100)       $   188,000
   Adjustments to reconcile net (loss)
        income to net cash used in operating
        activities
             Depreciation                                        165,000            165,000
             Insurance proceeds                                     --             (100,000)

   Increase (decrease) from changes in:
        Accounts receivable-trade                               (536,300)          (730,500)
        Inventories                                              (90,500)          (552,800)
        Prepaid expenses                                         (18,000)           (24,000)
        Other current assets                                      (5,600)            (3,800)
        Accounts payable                                          92,300            773,900
        Accrued compensation                                     (20,500)           (16,900)
        Other liabilities                                       (123,700)            54,100
                                                             -----------        -----------

               Net Cash Used In
                     Operating Activities                     (1,327,400)          (247,000)
                                                             -----------        -----------

Cash Flow (Used In) Provided by
 Investing Activities:
   Capital expenditures                                          (26,200)          (379,700)
    Insurance proceeds                                                --            100,000
                                                             -----------        -----------

    Net Cash (Used In) Provided by
         Investing Activities                                    (26,200)           279,700
                                                             -----------        -----------

Cash Flow Provided by
 Financing Activities:
   Bank borrowings                                               500,000             50,000
                                                             -----------        -----------

        Cash Flow Provided by
            Financing Activities                                 500,000             50,000
                                                             -----------        -----------


Decrease in Cash                                                (853,600)          (476,700)

Cash at Beginning of Period                                    2,093,900          2,481,100
                                                             -----------        -----------

Cash at End of Period                                        $ 1,240,300        $ 2,004,400
                                                             ===========        ===========

Supplemental Disclosure of Cash Flow Information:

Interest paid                                                $    60,400        $    43,000
                                                             ===========        ===========

Income taxes paid                                            $      --          $      --
                                                             ===========        ===========


                 See accompanying Notes to Financial Statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


Note 1. Summary of Significant Accounting Policies

ORGANIZATION

     The accompanying financial statements, which should be read in conjunction with the financial statements of Fairmount Chemical Co., Inc. (the "Company") included in the 2000 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2001 presentation.

REVENUE

     Revenue is recognized upon shipment of product. The Company's terms are FOB shipping point and accordingly title for goods pass to the customer when product is shipped. Sales are final, without a right of return. If the product does not meet specifications, the Company may accept returns.

ACCOUNTS RECEIVABLE

     Trade accounts receivable are recorded at the invoice amount. Potential uncollectable amounts are recognized when in the judgment of management collection is in doubt. There were no provisions for bad debts recorded in 2001 and 2000

INCOME TAXES

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

     No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at March 31, 2001 and March 31, 2000 for that portion of deferred tax assets that are not presently considered more likely than not to be realized.

Note 2.  Earnings Per Share

     Basic earnings per share is based on the net earnings of the Company since there were no preferred dividends paid in the periods ended March 31, 2001 and 2000. Basic (loss) earnings per share is calculated by dividing the net (loss) earnings by the average number of common shares outstanding. Diluted earnings per share is calculated by dividing the net earnings of the Company by the weighted average number of shares outstanding adjusted for dilutive common share equivalents including preferred stock and shares granted under stock option arrangements. Due to the Company reporting a loss for the three months ended March 31, 2001, the exercise of options and conversion of the preferred stock is not assumed, as the results would be anti-dilutive. As of March 31, 2001, 1,059,000 stock options were outstanding, 59,000 with an exercise price of $1.00 per share, and 1,000,000 with an exercise price of $.11 per share. As of March 31, 2000, 1,072,500 stock options were outstanding, 72,500 with an exercise price of $1.00 per share, and 1,000,000 with an exercise price of $.11 per share.

Diluted common shares and equivalents outstanding as of March 31, 2000:

                                            March 31, 2000
                                       Shares                  Earnings
                                    Outstanding               Per Share
                                   ------------               -----------

     Common shares out standing       8,292,900                    $.02
     Preferred stock                  5,400,000
     Common share equivalents:
          Stock options                 533,800
                                     ----------                    ----
     Total diluted                   14,226,700                    $.01
                                     ==========                    ====

Note 3. Long Term Promissory Notes to Affiliated Parties

         All promissory notes have similar terms and conditions. Interest is payable at the corporate base rate posted by Citibank, N. A. (or its successor) on the last banking day of the previous calendar year. Interest payable from January 1, 2001 through December 31, 2001 is at the rate of 9.5 % per annum. All of the promissory notes are subordinated to the Company's line of credit financing with Summit Bank and are collateralized by security agreements on the Company's accounts receivable, inventories and personal property. All promissory notes are due January 1, 2005. Interest paid on promissory notes to affiliated parties during the three months ended March 31, 2001 was $37,300 and $33,400 during the three months ended March 31, 2000.

       Promissory Notes:
                Leistner Trust                             $  491,600
                Leistner Trust                             $  648,000
                da Mota Family Partnership                 $  224,600
                Glen da Mota                               $  142,600
                Lynn da Mota                               $   64,800
                                                           ----------
                                                           $1,571,600
                                                           ==========

     Note 4.  Bank Borrowings

         The Company has a $1,250,000 line of credit, all of which was available, from Summit Bank, of which $700,000 was outstanding as of March 31, 2001. As of March 31, 2000 Fairmount's line of credit was $1,250,000 of which $50,000 was outstanding. The line of credit is subject to an annual review for renewal. As of May 11, 2001 the line of credit has not been renewed, however Fairmount is negotiating with Summit and expects to reach an agreement, shortly. The working capital line of credit was renewed and amended during the second quarter of 2000. Under the amended loan agreement, the Company has available the lesser of $1,250,000 or up to 80 % of its eligible receivables, as defined in the loan agreement. Foreign customer's accounts receivable were ineligible, however Fairmount has obtained insurance coverage for most of its foreign customers, and Summit Bank now considers those customers as eligible for borrowing purposes. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company.

Note 5.  Inventories

     Inventories at March 31, 2001 and December 31, 2000 consisted of the following:

                                             March 31, 2001  December 31, 2000
                                             --------------  -----------------

                 Finished goods                 $2,581,800       $2,481,500
                 Raw materials                     208,800          218,600
                                                ----------       ----------
                                                $2,790,600       $2,700,100
                                                ==========       ==========

Note 6. Insurance Proceeds

     On November 10, 1999, a fire destroyed certain equipment and a portion of the roof in one of the production buildings. The Company received $100,000 from its property insurance carrier in March 2000 in partial settlement for its property losses caused by the fire.

Note 7. New Accounting Pronouncements

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. This statement requires the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The implementation of this standard did not have a material effect on the Company's financial statements because the Company did not have any financial instruments entered into for trading or hedging purposes during the quarter ended March 31, 2001, nor does the Company currently have any derivative financial instruments or derivative commodity instruments outstanding at March 31, 2001.

Note 8.  Contingencies

     The Company has received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970's the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the USEPA are related to historical rather than present events. The Company believes that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible parties will bring claims against the Company alleging that it is at least partially responsible for the contamination. To date, no litigation has commenced with respect to these matters.

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

                          FAIRMOUNT CHEMICAL CO., INC.

Item 2                     MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                March 31, 2001


Liquidity and Capital Resources

     To meet its liquidity requirements, including its capital program, Fairmount accesses funds generated from operations, its available cash balances and its bank line of credit with Summit Bank in Hackensack, New Jersey. Fairmount believes theses sources to be adequate to meet operating requirements for the year ending December 31, 2001. The line of credit is subject to an annual review for renewal. As of May 11, 2001 the line of credit has not been renewed, however Fairmount is negotiating with Summit and expects to reach an agreement shortly. The working capital line of credit was renewed and amended during the second quarter of 2000. Under the amended loan agreement, the Company has available the lesser of $1,250,000 or up to 80 % of its eligible receivables, as defined in the loan agreement. Foreign customer's accounts receivable were ineligible, however Fairmount has obtained insurance coverage for most of its foreign customers, and Summit Bank now considers those customers as eligible for borrowing purposes. The 80 % limitation on eligible receivables should not have a material effect on Fairmount. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company. As of March 31, 2001, Fairmount's borrowing availability was $1,250,000, of which Fairmount had borrowed $700,000. As of March 31, 2000 Fairmount's line of credit was $1,250,000 of which $50,000 was outstanding

     The Company's working capital decreased by $714,400 in 2001, resulting in working capital of $3,649,000 compared to $4,363,400 in 2000. The decrease during the first three months of 2001 was due in part to net loss for the period, higher accounts payable of $92,300, and increased borrowing of $500,000. The decrease was partially offset by higher accounts receivables of $536,300 and higher inventories of $90,500.

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

Results of Operations

         Net sales for the three months ended March 31, 2001 were $2,784,000, a decrease of $680,100 or 19.6 % as compared to 2000.

                                           Three Months Ended March 31,
                               -------------------------------------------------
                                   2001              2000               Change
                               ----------         ----------          ----------

Imaging & photographic
     chemicals                 $  778,300         $  849,700          $ (71,400)
Hydrazine blends                  446,000            580,500           (134,500)
Hydrazine derivatives             484,400            212,600            271,800
Plastic additives                 787,800          1,405,500           (617,700)
Specialty chemicals               287,500            415,800           (128,300)
                               ----------         ----------          ---------
               Total           $2,784,000         $3,464,100          $(680,100)
                               ==========         ==========          =========

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

     Hydrazine blend sales decreased from $580,500 during the first quarter of 2000 to $446,000, a decrease of $134,500. The decrease in hydrazine blend sales is mainly due to the loss of one customer. In addition, customers ordering are lower in the quarter ended March 31, 2001 compared to the same period in 2000.

     Hydrazine derivatives increased from $212,600 during the first quarter of 2000 to $484,400, an increase of $271,800. This increase is due to a new customer and Fairmount expects shipments to this customer to remain at the first quarter level for the balance of 2001.

     Sales of plastics additives decreased from $1,405,500 in the first quarter of 2000 to $787,800 in the first quarter of 2001, a decrease of $617,700 or 44 %. The decrease in plastic additive sales is due to lower shipments to a major European customer and an Asia customer. The sales decrease also reflects the negative effect of the weak EURO during the first quarter of 2001. To meet competition, Fairmount sales are at a fixed EURO price and the Company is therefore subject to currency exchange rate changes. Fairmount sells at a fixed EURO price for competitive reasons. As in prior years, Fairmount expects the downward pressure on plastic additive prices to continue.

     The decrease in specialty chemicals was due in part to decreased shipments of pharmaceutical intermediates. The demand for one of the intermediates has decreased during the past few years, and Fairmount expects that the trend will continue.

         Each class of similar products contributed the following percentage of total sales in each of the following periods:


                                                         Three Months Ended
                                                              March 31,
                                                         2001        2000
                                                         ----        ----
     Imaging & photographic chemicals                      28%         25%
     Hydrazine blends                                      16%         16%
     Hydrazine derivatives                                 18%          6%
     Plastic additives                                     28%         41%
     Specialty chemicals                                   10%         12%
                                                        -----       -----
                                                        100.0%      100.0%
                                                        =====       =====

     The gross profit for the three months of March 31, 2000 was $755,700 compared to a gross loss of $76,000 for the three months ended March 31, 2001. This decrease was due in part to lower sales volume and the product sold had a lower gross profit compared the products sold in the first quarter of 2000. In addition, production was lower, but production expenses were higher in the first quarter of 2001 compared to the same period in 2001. .

     Selling, general and administrative expenses decreased by $17,900 in the first quarter of 2001 compared to the same period in 2000. Selling expenses increased $20,400 and general and administrative expenses decreased by $38,300 in the first quarter of 2001 compared to the first quarter of 2000. Increase advertising and higher traveling cost accounted for most of the increase in selling expenses. The decrease in general and administrative expense was primarily due to lower accrued expenses and professional fees.

     As a result of the above, the Company recorded an operating loss of $699,200 in the three months ended March 31, 2001 compared to an operating income of $115,700 in 2000

     Interest expense was higher in the three months period ended March 31, 2001 versus the same period in 2000, due to the increased interest rate on the remaining debt owed to affiliated parties per the promissory note agreements and increased interest on bank borrowings.

     During 2000, the Company received gross insurance proceeds of $100,000 as partial settlement of the property losses sustained from a fire on November 10, 1999. During 2001 there was no such item.

     During the quarter ended March 31, 2001 the Company recorded a foreign exchange currency loss of approximately $50,800, which is included in other (expenses) income, net.

     No provisions for income taxes have been recorded by the Company as a result of net operating losses utilized. A valuation allowance has been recorded at March 31, 2001 and 2000 for that portion of deferred tax assets, which are not presently considered more likely than not to be realized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

     The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. To meet competition, the Company sales to one European customer at a fixed EURO price and the Company is therefore subject to currency exchange rate changes. Fairmount sells at a fixed EURO price for competitive reasons.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the quarter ended March 31, 2001, there have been no material changes in the potential claims reported by the Company in its Annual Report on Form 10-KSB in "Item 1. Business - Environmental Laws and Government Regulations"

Item 4. Submission of Matters to Vote of Security Holders

         None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (3)  By-laws as amended as of April 10, 2001


     (b) No reports have been filed on Form 8-K during the quarter ended March 31, 2001.

                          FAIRMOUNT CHEMICAL CO., INC.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         FAIRMOUNT CHEMICAL CO., INC.
                                         ----------------------------
                                                   Registrant




May 11, 2001                                  /S/ Reidar Halle
---------------------------                   -------------------------
Date                                          Reidar T. Halle
                                              Chief Executive Officer &
                                              President



May 11, 2001                                  /S/ William C. Kaltnecker
------------------                            -------------------------
Date                                          William C. Kaltnecker
                                              Treasurer