Form 10QSB
period 2001-06-30
FAIRMOUNT CHEMICAL CO INC
filed 2001-08-17
CIK 34296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB





[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2001

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

     Common Stock, $1 Par Value - 8,292,866 shares as of August 13, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                      INDEX
                                                                           PAGE

PART I        FINANCIAL INFORMATION

         Item 1

              Statements of Operations
                    Three months and six months ended
                    June 30, 2001 and 2000                                   3

              Balance Sheets
                    June 30, 2001 and December 31, 2000                      4

              Statement of Changes in Stockholders' (Deficit)
              Equity and Comprehensive (Loss) Income for the
              six months ended June 30, 2001 and 2000                        5

              Statements of Cash Flows
                    Six months ended June 30, 2001 and 2000                  6

              Notes to Financial Statements                             7 - 10

         Item 2.

              Management's Discussion and Analysis of
                    Financial Condition and Results of Operation       11 - 14

         Item 3.

              Quantitative and Qualitative Disclosures about
                    Market Risks                                            14


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         15

         Item 4. Submission of Matters to Vote of Security Holders          15

         Item 6. Exhibits and Reports on Form 8-K                           15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                          FAIRMOUNT CHEMICAL CO., INC.

                            Statements of Operations

        For The Three Months and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                           Three Months Ended                  Six Months Ended
                                    ------------------------------     ---------------------------------
                                     June 30, 2001   June 30, 2000     June 30, 2001      June 30, 2000
                                    --------------   -------------     -------------      --------------
Net sales                              $3,198,400     $3,070,400        $ 5,982,400        $6,534,500
Cost of goods sold                      3,027,100      2,393,000          5,887,100         5,101,400
                                       ----------     ----------        -----------        ----------
           Gross profit                   171,300        677,400             95,300         1,433,100

Research and development                  100,400        103,800            202,900           205,200
Selling, general and
  administrative expense                  508,600        489,700          1,029,300         1,028,300
                                       ----------     ----------        -----------        ----------
        Operating (loss) income          (437,700)        83,900         (1,136,900)          199,600

Interest expense                          (84,500)       (45,900)          (114,600)          (88,900)
Insurance proceeds                         53,100        233,100             53,100           333,100
Foreign currency exchange
     Income (loss)                            600           --              (50,200)             --
Other income, net                          44,600         28,800             34,600            44,100
                                       ----------     ----------        -----------        ----------

       (Loss) income before income
           taxes                         (423,900)       299,900         (1,214,000)          487,900

Income taxes                                 --             --                 --                --
                                       ----------     ----------        -----------        ----------
      Net (loss) income                $ (423,900)    $  299,900        $(1,214,000)       $  487,900
                                       ==========     ==========        ===========        ==========
(Loss) income per common share
     Basic                             $     (.05)    $      .04        $      (.15)       $      .06
                                       ==========     ==========        ===========        ==========
     Diluted                           $     (.05)    $      .02        $      (.15)       $      .03
                                       ==========     ==========        ===========        ==========
Common shares and equivalents
  outstanding

     Basic                              8,292,866      8,292,866          8,292,866         8,292,866
                                       ==========     ==========        ===========        ==========

     Diluted                            8,292,866     14,259,000          8,292,866        14,243,000
                                       ==========     ==========        ===========        ==========




                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                                 Balance Sheets

                                                                 June 30,     December 31,
                                                                   2001          2000
                                                                ----------     ----------
                                                                (Unaudited)
     Assets
        Current Assets:
              Cash                                               1,724,200      2,093,900
              Accounts receivable, less allowance
                   for doubtful accounts of $20,600
                   in 2001 and 2000                              2,189,100      1,913,400
              Inventories                                        3,003,600      2,700,100
              Prepaid expenses                                     197,300        124,100
              Other current assets                                  16,400         11,300
                                                                ----------     ----------
                       Total Current Assets                      7,130,600      6,842,800

        Property, plant and equipment
             Less accumulated depreciation of
             $6,086,800 and $5,756,800 in 2001
            and 2000, respectively                               3,654,000      3,938,900
        Other assets                                                   700            700
                                                                ----------     ----------
              Total Assets                                      10,785,300     10,782,400
                                                                ==========     ==========

     Liabilities and Stockholders' Equity
        Current Liabilities:
              Short-term bank borrowings                           700,000        200,000
              Accounts payable                                   2,439,200      1,590,400
              Accrued compensation                                  54,600        136,400
              Accrued pension liability                            108,600        153,000
              Other accrued liabilities                            531,400        399,600
                                                                ----------     ----------
                       Total Current Liabilities                 3,833,800      2,479,400

        Promissory notes to affiliated parties                   1,571,600      1,571,600
        Accrued pension liability                                    9,200        146,700

        Redeemable convertible Preferred stock,
             par and liquidation value $1 per share:
             Authorized - 10,000,000 shares: 5,400,000
             shares issued and outstanding (liquidation
             value $5,400,000)                                   5,400,000      5,400,000
     Commitments and contingencies

     Stockholders' (Deficit) Equity:
        Common stock, par value $1 per share:
             Authorized - 15,000,000 shares; 8,293,366
             shares issued and outstanding in 2001 and 2000      8,293,400      8,293,400
        Less: Treasury stock (at cost) - 500 shares                   (500)          (500)
        Capital in excess of par value                           7,316,000      7,316,000
        Accumulated deficit                                    (15,460,800)   (14,246,800)
        Accumulated other comprehensive loss -
             additional minimum pension liability                 (177,400)      (177,400)
                                                                ----------     ----------
              Total Stockholders' (Deficit) Equity                 (29,300)     1,184,700
                                                                ----------     ----------
        Total Liabilities and Stockholders' (Deficit) Equity    10,785,300     10,782,400
                                                                ==========     ==========

                See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

             Statement of Changes in Stockholders' (Deficit) Equity
                                       And
                           Comprehensive (Loss) Income
                   For Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                       2001                                 2000
                                           ----------------------------        -----------------------------
                                                          Comprehensive                        Comprehensive
                                                               Loss                                Income
                                                          -------------                        -------------
Common stock:
      Balance at June 30,                    8,293,400                           8,293,400
           (8,293,366 shares)

Capital in excess of par value:              7,316,000                           7,316,000
     Balance at June 30,


Accumulated deficit:
     Balance at January 1,                 (14,246,800)                        (13,574,700)
     Net (loss) income                      (1,214,000)    (1,214,000)             487,900         487,900
                                           -----------                         -----------
     Balance at June 30,                   (15,460,800)                        (13,086,800)

Accumulated other comprehensive
     loss:
           Balance at January 1,              (177,400)                            (97,200)
                                                          -----------                            ---------
             Comprehensive (loss) income                  $(1,214,000)                           $ 487,900
                                           -----------                         -----------
Balance at June 30,                           (177,400)                            (97,200)

Treasury stock:
     Balance at June 30,                          (500)                               (500)
           (500 shares)
                                           -----------                         -----------
Total Stockholders' (Deficit) Equity       $   (29,300)                        $ 2,424,900
                                           ===========                         ===========







                 See accompanying notes to financial statements

                          FAIRMOUNT CHEMICAL CO., INC.

                            Statements of Cash Flows
                 For The Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                             2001           2000
                                                         -----------    -----------
     Cash Flow from Operating Activities:
         Net (loss) income                               $(1,214,000)   $   487,900
        Adjustments to reconcile net (loss)
             earnings to net cash used
             operating activities
                  Depreciation                               330,000        330,000
                  Insurance proceeds                         (53,100)      (333,100)

        Increase (decrease) from changes in:
             Accounts receivable-trade                      (275,700)      (987,400)
             Inventories                                    (303,500)      (750,400)
             Prepaid expenses                                (73,200)        39,800
             Other assets                                     (5,100)           300
             Accounts payable                                848,800        766,800
             Accrued compensation                            (81,800)        27,000
             Other liabilities                               (50,000)       109,900
                                                         -----------    -----------

                    Cash Flow Used In
                          Operating Activities              (877,600)      (309,200)

     Cash Flow Provided by (Used In)
      Investing Activities:
        Capital expenditures                                 (45,200)      (654,800)
         Insurance proceeds                                   53,100        333,100
                                                         -----------    -----------

         Net Cash Provided by (Used In)
              Investing Activities                             7,900       (321,700)

     Cash Flow Provided by
      Financing Activities:
        Bank borrowing                                       500,000        170,000
                                                         -----------    -----------

             Cash Flow Provided by
                  Financing Activities                       500,000        170,000
                                                         -----------    -----------


     Decrease in Cash                                       (369,700)      (460,900)

     Cash at Beginning of Period                           2,093,900      2,481,100
                                                         -----------    -----------

     Cash at End of Period                               $ 1,724,200    $ 2,020,200
                                                         ===========    ===========

     Supplemental Disclosure of Cash Flow Information:

     Interest paid                                       $   114,600    $    88,900
                                                         ===========    ===========

     Income taxes paid                                   $      --      $      --
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

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

REVENUE

     Revenue is recognized upon shipment of product. The Company's terms are FOB shipping point and accordingly title for goods pass to the customer when product is shipped. Sales are final, without a right of return. If the product does not meet specifications, the Company may accept returns.

ACCOUNTS RECEIVABLE

     Trade accounts receivable are recorded at the invoice amount. Potential uncollectable amounts are recognized when in the judgment of management collection is in doubt. There were no provisions for bad debts recorded in 2001 and 2000.

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

     The Company, as a result of net operating losses utilized, has recorded no provisions for income taxes. A valuation allowance has been recorded at June 30, 2001 and June 30, 2000 for that portion of deferred tax assets that are not presently considered more likely than not to be realized.

Note 2.  Earnings Per Share

     Basic earnings per share is based on the net earnings of the Company since there were no preferred dividends paid in the periods ended June 30, 2001 and 2000. Basic (loss) earnings per share is calculated by dividing the net (loss) earnings by the average number of common shares outstanding. Diluted earnings per share is calculated by dividing the net earnings of the Company by the weighted average number of shares outstanding adjusted for dilutive common share equivalents including, preferred stock and shares granted under stock option arrangements. Due to the Company reporting a loss for the three months and six months ended June 30, 2001, the exercise of options and conversion of the preferred stock is not assumed, as the results would be anti-dilutive. As of June 30, 2001, 1,059,000 stock options were outstanding, 59,000 with an exercise price of $1.00 per share, and 1,000,000 with an exercise price of $.11 per share. As of June 30, 2000, 1,072,500 stock options were outstanding, 72,500 with an exercise price of $1.00 per share, and 1,000,000 with an exercise price of $.11 per share.

Diluted common shares and equivalents outstanding as of June 30, 2001:

                                 Three Months Ended          Six Months Ended
                                    June 30, 2001             June 30, 2001
                              -----------------------   ------------------------
                                 Shares      Earnings      Shares       Earnings
                              Outstanding   Per Share   Outstanding    Per Share
                              -----------   ---------   -----------    ---------
Common shares out standing     8,292,900      $ .04       8,292,900      $ .06
Preferred stock                5,400,000                  5,400,000
Common share equivalents:
   Stock options                 566,100                    550,100
                              ----------      -----      ----------      -----
Total diluted                 14,259,000      $ .02      14,243,000      $ .03
                              ==========      =====      ==========      =====

Note 3. Long Term Promissory Notes to Affiliated Parties

     All promissory notes have similar terms and conditions. Interest is payable at the corporate base rate posted by Citibank, N. A. (or its successor) on the last banking day of the previous calendar year. Interest payable from January 1, 2001 through December 31, 2001 is at the rate of 9.5 % per annum. All of the promissory notes are subordinated to the Company's line of credit financing with Fleet Bank (formerly Summit Bank) and are collateralized by security agreements on the Company's accounts receivable, inventories and personal property. All promissory notes are due January 1, 2005. Interest paid on promissory notes to affiliated parties during the six months ended June 30, 2001 was $74,600 and $66,800 during the six months ended June 30, 2000.

            Promissory Notes:
                     Leistner Trust                    $  491,600
                     Leistner Trust                    $  648,000
                     DaMota Family Partnership         $  224,600
                     Glen DaMota                       $  142,600
                     Lynn DaMota                       $   64,800
                                                       ----------
                                                       $1,571,600
                                                       ==========

Note 4. Bank Borrowings

     The Company has a $1,250,000 line of credit from Fleet Bank, $1,083,600 of which was available, and $700,000 was outstanding as of June 30, 2001. As of June 30, 2000 Fairmount's line of credit was $1,250,000 of which $170,000 was outstanding. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company. The line of credit is subject to an annual review for renewal. Fleet Bank has extended the line of credit to August 31, 2001 and has advised Fairmount that it will not renew the line of credit. Fairmount is seeking to find a commercial bank lender and is also negotiating with various lenders and believes that it will be able to refinance the Fleet Bank outstanding loan shortly, however there can be no assurance financing will be available or on terms acceptable to the Company. Commercial banks expressed little interest in refinancing Fairmount, because of its size, its losses and the small amount of the line of credit. Fairmount is negotiating with asset- based lenders, who traditionally charge higher fees and interest. In addition there are more restrictions and the lender exercises more control over the borrower.


Note 5. Inventories

     Inventories at June 30, 2001 and December 31, 2000 consisted of the following:

                                   June 30, 2001     December 31, 2000
                                   -------------     -----------------
     Finished goods                 $ 2,794,300         $ 2,481,500
     Raw materials                      209,300             218,600
                                    -----------         -----------
                                    $ 3,003,600         $ 2,700,100
                                    ===========         ===========

Note 6. Insurance Proceeds

     On November 10, 1999, a fire destroyed certain equipment and a portion of the roof in one of the production buildings. The Company received $333,100 from its property insurance carrier during the six months ended June 30, 2000 in partial settlement for its property losses caused by the fire. During 2001, Fairmount received insurance proceeds of $53,100, for property damaged caused by a delivery truck.

Note 7. New Accounting Pronouncements

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. This statement requires the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The implementation of this standard did not have a material effect on the Company's financial statements because the Company did not have any financial instruments entered into for trading or hedging purposes during the quarter and six months ended June 30, 2001, nor does the Company currently have any derivative financial instruments or derivative commodity instruments outstanding at June 30, 2001.

Note 8. Major Customer

     One of Fairmount's major customers is having serious financial problems and the loss of this customer would have a material adverse effect on the Company. During the first six months of 2001, sales to this customer were $736,000 and $945,000 during the same period in 2000. For the twelve months ended December 31, 2000 sales to this customer were $1,850,000.

Note 9. Contingencies

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

     On May 13, 1999, a toxic tort case was brought against the Company and other defendants by former employees, family members of the former employees or heirs of deceased former employees of La Gloria and Gas Company and the La Gloria Refinery located in Tyler, Texas. The claimants contend that the employee plaintiffs and their families were exposed to a number of toxic chemicals by working in and around them or with them at the La Gloria Plant and by second-hand exposure occurring as a result of the toxic substance being brought home on the clothing and bodies of the employee plaintiffs. Plaintiffs have sued the employer defendants and numerous manufacturers, suppliers, and distributors of chemicals, solvents and products supplied to the La Gloria Plant. The Company sold a hydrazine blend to La Gloria during 1990 and 1991. On October 21, 1999, the Federal Court granted defendants' motion to dismiss because of lack of subject matter jurisdiction. Claimants re-filed this cause of action in Texas state court in the District Court of Harrison County, Texas on December 15, 1999. Claimants' allegations in the state court petition are identical to the allegations discussed above. The Company's commercial general liability and commercial umbrella insurance carrier was defending the Company in that action. This claim was settled on June 26, 2001, for an immaterial amount.

     On October 10, 2000, a breach of contract claim was brought against the Company in the Worcester Superior Court of the Commonwealth of Massachusetts. The plaintiff alleges that a defective component chemical used in the plaintiff's manufacturing process was supplied by Fairmount. This action has been moved from Worcester Superior Court to the Federal District Court for the Western District of Massachusetts. The Company is in the process of exchanging documents. The Company intends to contest the case vigorously. The Company's commercial general liability and commercial umbrella insurance carrier was defending the Company in that action. This claim was settled on July 9, 2001, for an immaterial amount.

     The Company is subject to various claims, and other routine litigation arising in the normal course of its business. Management believes that the resolution of such matters will not have a material adverse affect on the financial position of the Company but could be material to the results of operations and cash flow of the Company in any one accounting period.

                          FAIRMOUNT CHEMICAL CO., INC.

Item 2                     MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2001

Liquidity and Capital Resources

     To meet its liquidity requirements, including its capital program, Fairmount accesses funds generated from operations, its available cash balances, and its bank line of credit with Fleet Bank (formerly Summit Bank) in Hackensack, New Jersey. The line of credit is subject to an annual review for renewal. Fleet Bank has extended the line of credit to August 31, 2001 and has advised Fairmount that it will not renew the line of credit. Fairmount is negotiating with various lenders and believes that it will be able to refinance the Fleet Bank outstanding loan shortly, however there can be no assurance financing will be available or on terms acceptable to the Company. Commercial banks have so for expressed little interest in refinancing Fairmount, because of its size, its losses and the small amount of the line of credit. Fairmount is seeking to find a commercial bank lender and is also negotiating with asset-based lenders, who traditionally charge higher fees and interest. In addition there are more restrictions and the lender exercises more control over the borrower. If Fairmount cannot refinance the Fleet Bank loan timely, and the loan is called, Fairmount would have to use its funds to repay Fleet while trying to secure financing from other sources. This would have an adverse effect on Fairmount's operations. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company. As of June 30, 2001, Fairmount's borrowing availability was $1,083,600, of which Fairmount had borrowed $700,000. As of June 30, 2000 Fairmount's line of credit was $1,250,000 of which $170,000 was outstanding. In the event that management does not obtain additional financing, management believes that it has sufficient financial resources to fund its operations for a reasonable period of time, although, no assurance can be provided.


     In addition, one of Fairmount's major customers is having serious financial problems and the loss of this customer would have a material adverse effect on the Company. During the first six months of 2001, sales to this customer were $736,000 and $945,000 during the same period in 2000. For the twelve months ended December 31, 2000 sales to this customer were $1,850,000.

     The working capital, defined as current assets less current liabilities, was $3,296,800 at June 30, 2001 and $4,363,400 at December 31, 2000, a decrease of $1,066,600. The decrease in working capital was due in part to net losses, higher accounts payable of $848,800, and increased borrowings of $500,000. The decrease was partially offset by higher accounts receivable of $275,700, and higher inventories of $303,500.

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

Results of Operations

     Net sales for the three months ended June 30, 2001 were $3,198,400, an increase of $128,000 or 4.2 % as compared to 2000.

                                           Three Months Ended June 30,
                                     -------------------------------------
                                        2001          2000         Change
                                     ----------    ----------    ---------
     Imaging & photographic
          chemicals                  $  469,200    $  884,700    $(415,500)
     Hydrazine blends                   532,900       631,500      (98,600)
     Hydrazine derivatives            1,119,900       270,300      849,600
     Plastic additives                  582,100       833,400     (251,300)
     Specialty chemicals                494,300       450,500       43,800
                                     ----------    ----------    ---------
              Total                  $3,198,400    $3,070,400    $ 128,000
                                     ==========    ==========    =========

     Net sales for the six months June 30, 2001 were $5,982,400, a decrease of $551,500 or 8.5 % as compared to 2000.

                                           Six Months Ended June 30,
                                     -------------------------------------
                                        2001         2000         Change
                                     ----------   ----------   -----------
     Imaging & photographic
          chemicals                  $1,247,400   $1,734,300   $  (486,900)
     Hydrazine blends                   978,900    1,212,000      (233,100)
     Hydrazine derivatives            1,604,300      482,900     1,121,400
     Plastic additives                1,370,400    2,238,900      (868,500)
     Specialty chemicals                781,400      866,400       (85,000)
                                     ----------   ----------   -----------
              Total                  $5,982,400   $6,534,500   $  (552,100)
                                     ==========   ==========   ===========

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


     Sales of plastics additives decreased from $833,400 in the second quarter of 2000 to $582,100 in the second quarter of 2001, a decrease of $251,300 or
30.2 %. For the six months ended June 30, 2001, sales were $1,370,400 compared to $2,238,900 for the six months ended June 30, 2000, a decrease of $868,500 or
38.8 %. The decrease in plastic additive sales is due to lower shipments to a major European customer and an Asia customer. The sales decrease also reflects the negative effect of the weak EURO during the first quarter of 2001. To meet competition, Fairmount sales are at a fixed EURO price and the Company is therefore subject to currency exchange rate changes. Fairmount sells at a fixed EURO price for competitive reasons. As in prior years, Fairmount expects the downward pressure on plastic additive prices to continue.


     Hydrazine blend sales decreased from $631,500 during the second quarter of 2000 to $532,900, a decrease of $98,600. Sales for the six months ended June 30, 2001 were $978,900 compared to $1,212,000 during the same period in 2000, a decrease of $233,100. The decrease in hydrazine blend sales is mainly due to the loss of customers and customer's demand was lower.

     Hydrazine derivatives increased from $270,300 during the second quarter of 2000 to $1,119,900 during the second quarter of 2000, an increase of $849,600. Sales for the six months ended June 30, 2001 were $1,604,300 compared to $482,900 for the same period in 2000, an increase of $1,121,400. This increase is due to a new customer and Fairmount expects shipments to this customer to remain at the first quarter level for the balance of 2001.


     Each class of similar products contributed the following percentage of total sales in each of the following periods:

                                          Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                          ------------------    ----------------
                                            2001      2000       2001     2000
                                           -----     -----      -----    -----
     Imaging & photographic chemicals       14.7%     28.80%     20.9%    26.5%
     Hydrazine blends                       16.7%     20.6%      16.4%    18.5%
     Hydrazine derivatives                  35.0%      8.8%      26.8%     7.4%
     Plastic additives                      18.2%     27.1%      22.9%    34.3%
     Specialty chemicals                    15.4%     14.7%      13.0%    13.3%
                                           -----     -----      -----    -----
                                           100.0%    100.0%     100.0%   100.0%
                                           =====     =====      =====    =====

     The gross profit for the three months of June 30, 2001 was $171,300, a decrease of $506,100 compared to the same period in 2000. As a percent of sales the gross margin was 5.4 % compared to 22.1 % during 2000.

     The gross profit for the six months ended June 30, 2001 was $95,300, a decrease of $1,337,800 compared to 2000. As a percent of gross sales, the gross margin during the first six months of 2000 was 1.6 % compared to 21.9 % during 2000. This decrease was due in part to lower sales volume and the products sold had a lower gross profit compared the products sold in 2000. In addition, production was lower, but production expenses were higher in 2001 compared to the same period in 2000

     Selling, general and administrative expenses increased by $18,900 in the second quarter of 2001 compared to the same period in 2000. Selling expenses increased $27,700, and general and administrative expenses decreased by $8,800 in the second quarter of 2001 compared to the second quarter of 2000 There was no material change in selling, general and administrative expenses from the six months ended June 30,200 compared to the same period in 2000.

     Operating income was $83,900 in the three months ended June 30, 2000 compared to a loss of $437,700 in 2001. For the six months ended June 30, 2000 the operating income was $199,600 compared to an operating loss of $1,136,900 in the same period in 2001.

     Interest expense was higher in the three month and six month period ended June 30, 2001 versus the same period in 2000, due to the increased interest rate on the remaining debt owed to affiliated parties per the promissory note agreements and increased interest on bank borrowings.

     During 2000, the Company received gross insurance proceeds of $333,100 as partial settlement of the property losses sustained from a fire on November 10, 1999. During 2001, Fairmount received insurance proceeds of $53,100, for property damaged caused by a delivery truck.

     During the six months ended June 30, 2001 the Company recorded a foreign exchange currency loss of approximately $50,200.

     The Company as a result of net operating losses utilized has recorded no provisions for income taxes. A valuation allowance has been recorded at June 30, 2001 and 2000 for that portion of deferred tax assets, which are not presently considered more likely than not to be realized.



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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended June 30, 2001 the Company settled the toxic tort claim filed against the Company on December 15, 1999. This claim was settled on June 26, 2001, for an immaterial amount. During the quarter ended June 30, 2001 the Company settled the breach of contract claim filed against the Company on October 10, 2000. This claim was settled on July 9, 2001 for an immaterial amount. There were not other material changes in the potential claims reported by the Company in its Annual Report on Form 10-KSB in "Item 1. Business - Environmental Laws and Government Regulations".

     Item 4. Submission of Matters to Vote of Security Holders

     On June 7, 2001 the Company held its annual meeting of stockholders at its offices, 117 Blanchard Street Newark, NJ 07105. There were two issues that shareholders voted on; the election of the Board of Directors and the appointment of independent auditors for 2001. There were 8,292,866 shares eligible to vote. All five nominees were elected to the Board of Directors as follows:

     Nominee                            In Favor                   Withheld
     -------                            --------                   --------
     Marshall Beil                      6,593,228                 1,597,703
     Glen A. DaMota                     8,189,628                     1,303
     Beno Hubler                        8,189,628                     1,303
     Dr. Reidar T. Halle                6,593,228                 1,597,703
     Richard Mizrack                    6,593,228                 1,597,703

     KPMG LLP was ratified as independent auditors for 2001 as follows:

     In Favor:                          8,178,906
     Against:                               1,250
     Abstain:                              10,775

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

             None


     (b) No reports have been filed on Form 8-K during the quarter ended June 30, 2001.

                          FAIRMOUNT CHEMICAL CO., INC.



                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FAIRMOUNT CHEMICAL CO., INC.
                                                       Registrant





August 15, 2001                                  /S/ Reidar Halle
---------------                                  ------------------------
Date                                             Reidar T. Halle
                                                 Chief Executive Officer &
                                                 President



August 15, 2001                                  /S/ William C. Kaltnecker
---------------                                  -------------------------
Date                                             William C. Kaltnecker
                                                 Controller