Form 10QSB
period 2001-09-30
FAIRMOUNT CHEMICAL CO INC
filed 2001-11-19
CIK 34296

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB





[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended       September 30, 2001
                                             ------------------

[_]     Transition Report under Section 13 or 15 (d) of the Exchange Act

        For the transition period from __________  to _____________

Commission file Number              1-4591
                                    ------

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter.)

           New Jersey                                            22-0900720
-------------------------------                             -------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                     117 Blanchard Street, Newark, NJ 07105
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 YES [X] NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value - 8,292,866 shares as of November 13, 2001

Transitional Small Business Disclosure Format (check one):     Yes [_]  No [X]

================================================================================

                                      INDEX
                                      -----
                                                                          PAGE
                                                                          ----
PART I       FINANCIAL INFORMATION

      Item 1.

             Statements of Operations
                      Three months and nine months ended
                      September 30, 2001 and 2000                            3

             Balance Sheets
                      September 30, 2001 and December 31, 2000               4

             Statement of Changes in Stockholders' (Deficit)
             Equity and Comprehensive Loss for the nine
             months ended September 30, 2001 and 2000                        5
             Statements of Cash Flows
                      Nine months ended September 30, 2001 and 2000          6

             Notes to Financial Statements                              7 - 11

      Item 2.

             Management's Discussion and Analysis of
                       Financial Condition and Results of Operation    12 - 15

      Item 3.

             Quantitative and Qualitative Disclosures about
                       Market Risks                                          15


PART II  OTHER INFORMATION

      Item 1.  Legal Proceedings                                             16

      Item 6. Exhibits and Reports on Form 8-K                               16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

                            STATEMENTS OF OPERATIONS

     For The Three Months and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                             Three Months Ended                       Nine Months Ended
                                     Sept. 30, 2001      Sept. 30, 2000      Sept. 30, 2001      Sept. 30, 2000
                                       -----------         -----------         -----------         -----------
Net sales                              $ 2,672,500         $ 2,657,800           8,654,900         $ 9,192,300
Cost of goods sold                       3,574,800           2,524,800           9,463,700           7,626,200
                                       -----------         -----------         -----------         -----------
           Gross (loss)  profit           (902,300)            133,000            (808,800)          1,566,100

Research and development                    99,000              97,100             301,900             302,200
Selling, general and
  administrative expense                   513,600             487,000           1,542,900           1,516,000
                                       -----------         -----------         -----------         -----------
        Operating loss                  (1,514,900)           (451,800)         (2,653,600)           (252,100)

Interest expense                           (58,000)            (46,400)           (172,600)           (135,300)
Insurance proceeds                            --                  --                53,100             333,100
Foreign currency exchange
     gain (loss)                             5,000                --               (45,200)               --
Other income (loss), net                     2,200             (29,300)             32,400              14,800
                                       -----------         -----------         -----------         -----------

       Loss before income taxes         (1,565,700)           (527,500)         (2,785,900)            (39,500)

Income taxes                                  --                  --                  --                  --
                                       -----------         -----------         -----------         -----------
      Net loss                         $(1,565,700)        $  (527,500)        $(2,785,900)        $   (39,500)
                                       ===========         ===========         ===========         ===========
Loss per common share
     Basic                             $       (19)        $      (.06)        $      (.34)        $       .00
                                       ===========         ===========         ===========         ===========

     Diluted                           $      (.19)        $      (.06)        $      (.34)        $       .00
                                       ===========         ===========         ===========         ===========

Common shares and equivalents
  outstanding

     Basic                               8,292,866           8,292,866           8,292,866           8,292,866
                                       ===========         ===========         ===========         ===========

     Diluted                             8,292,866           8,292,866           8,292,866           8,292,866
                                       ===========         ===========         ===========         ===========

                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

                                 BALANCE SHEETS

                                                              September 30,         December 31,
                                                                   2001                 2000
                                                               ------------         ------------
                                                                (Unaudited)
ASSETS
   CURRENT ASSETS:
         Cash                                                     1,052,000            2,093,900
         Accounts receivable, less allowance
              for doubtful accounts of $20,600
              in 2001 and 2000                                    2,329,500            1,913,400
         Inventories                                              2,202,400            2,700,100
         Prepaid expenses                                           170,900              124,100
         Other current assets                                        13,400               11,300
                                                               ------------         ------------
                  Total Current Assets                            5,768,200            6,842,800

   Property, plant and equipment
        Less accumulated depreciation of
        $6,251,800 and $5,756,800 in 2001
        and 2000, respectively                                    3,543,100            3,938,900
   Other assets                                                         700                  700
                                                               ------------         ------------
         Total Assets                                          $  9,312,000           10,782,400
                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
         Short-term bank borrowings                                 700,000              200,000
         Accounts payable                                         2,461,000            1,590,400
         Accrued compensation                                       126,700              136,400
         Accrued pension liability                                   86,100              153,000
         Other accrued liabilities                                  567,800              399,600
         Promissory notes to affiliated parties                   1,571,600                 --
                                                               ------------         ------------
                  Total Current Liabilities                       5,513,200            2,479,400

   Promissory notes to affiliated parties                              --              1,571,600
   Accrued pension liability                                           --                146,700

   Redeemable convertible Preferred stock,
        par and liquidation value $1 per share:
        Authorized - 10,000,000 shares: 5,400,000
        shares issued and outstanding (liquidation
        value $5,400,000)                                         5,400,000            5,400,000
Commitments and contingencies

Stockholders' (Deficit) Equity:
   Common stock, par value $1 per share:
        Authorized - 15,000,000 shares; 8,293,366
        shares issued and outstanding in 2001 and 2000            8,293,400            8,293,400
   Less: Treasury stock (at cost) - 500 shares                         (500)                (500)
   Capital in excess of par value                                 7,316,000            7,316,000
   Accumulated deficit                                          (17,032,700)         (14,246,800)
   Accumulated other comprehensive loss -
        additional minimum pension liability                       (177,400)            (177,400)
                                                               ------------         ------------
         Total Stockholders' (Deficit) Equity                    (1,601,200)           1,184,700
                                                               ------------         ------------
   Total Liabilities and Stockholders' (Deficit) Equity        $  9,312,000           10,782,400
                                                               ============         ============

                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                       AND
                               COMPREHENSIVE LOSS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                          2001                                     2000
                                            ---------------------------------         ---------------------------------
                                                                Comprehensive                             Comprehensive
                                                                     Loss                                     Income
                                                                 ------------                              ------------
Common stock:
      Balance at September 30,                 8,293,400                                 8,293,400
           (8,293,366 shares)

Capital in excess of par value:                7,316,000                                 7,316,000
     Balance at September 30,


Accumulated deficit:
     Balance at January 1,                   (14,246,800)                              (13,574,700)
     Net loss                                 (2,785,900)          (2,785,900)             (39,500)             (39,500)
                                            ------------                              ------------
     Balance at September 30,                (17,032,700)                              (13,614,200)

Accumulated other comprehensive
     loss:
           Balance at January 1,                (177,400)                                  (97,200)
                                                                 ------------                              ------------
           Comprehensive loss                                    $ (2,785,900)                             $    (39,500)
                                            ------------                              ------------
Balance at September 30,                        (177,400)                                  (97,200)

Treasury stock:
     Balance at September 30,                       (500)                                     (500)
           (500 shares)
                                            ------------                              ------------
Total Stockholders' (Deficit) Equity        $ (1,601,200)                             $  1,897,500
                                            ============                              ============







                 See accompanying notes to financial statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

                            STATEMENTS OF CASH FLOWS
               For The Nine Months Ended September, 2001 and 2000
                                   (Unaudited)

                                                            2001                2000
                                                         -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                             $(2,785,900)        $   (39,500)
   Adjustments to reconcile net loss
        to net cash used
        operating activities
             Depreciation                                    495,000             495,000
             Insurance proceeds                              (53,100)           (333,100)

   Increase (decrease) from changes in:
        Accounts receivable-trade                           (416,100)           (118,800)
        Inventories                                          497,700            (644,200)
        Prepaid expenses                                     (46,800)             78,000
        Other current assets                                  (2,100)             (3,900)
        Accounts payable                                     870,600             688,700
        Accrued compensation                                  (9,700)             (9,900)
        Other liabilities                                    (45,400)              7,800
                                                         -----------         -----------

               Cash Flow (Used in) Provided by
                     Operating Activities                 (1,495,800)            120,100

CASH FLOW PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
   Capital expenditures                                      (99,200)           (692,000)
   Insurance proceeds                                         53,100             333,100
                                                         -----------         -----------

    Net Cash Used In
         Investing Activities                                (46,100)           (358,900)

CASH FLOW PROVIDED BY
 FINANCING ACTIVITIES:
   Bank borrowing                                            500,000                --
                                                         -----------         -----------

        Cash Flow Provided by
             Financing Activities                            500,000                --
                                                         -----------         -----------


DECREASE IN CASH                                          (1,041,900)           (238,800)

Cash at Beginning of Period                                2,093,900           2,481,100
                                                         -----------         -----------

CASH AT END OF PERIOD                                    $ 1,052,000         $ 2,242,300
                                                         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                            $   147,700         $   120,000
                                                         ===========         ===========

Income taxes paid                                        $      --           $      --
                                                         ===========         ===========

                 See accompanying Notes to Financial Statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                          September 30, 2001 (Unauited)
                          -----------------------------

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, and has exhausted all currently available credit facilities, is required to repay all amounts outstanding pursuant to its bank loan by November 30, 2001 and presently does not have other sources of liquidity, and has a net capital deficiency all of which raises substantial doubt about its ability to continue as a going concern. On October 19, 2001, the Company filed Form 8-K with the SEC, in which the Company reported that on October 4, 2001, Fairmount laid off 13 production employees, or approximately 50% of its production employees, and subsequently terminated two management employees. This action was necessary because of Fairmount's deteriorating business. One of Fairmount's major foreign customers did not purchase any product during September, reduced its purchases by 75% for the fourth quarter of 2001 and cannot, at this time, commit to a 1st quarter 2002 estimate. Another major customer, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The potential loss of this customer would have a material adverse effect on Fairmount going forward since it accounted for $736,700 or 8.6% of sales during the nine months ended September 30, 2001, and $1,850,500 or 15.6% of sales for the year ended December 31, 2000. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         As a result of the continuing operating losses no provision for income taxes has been recorded. A valuation allowance has been recorded at September 30, 2001 and September 30, 2000 for that portion of deferred tax assets, which are all, that are not presently considered more likely than not to be realized.

Note 2.  Earnings Per Share
         ------------------

         Basic earnings per share is based on the net earnings of the Company since there were no preferred dividends paid in the periods ended September 30, 2001 and 2000. Basic loss per share is calculated by dividing the net loss by the average number of common shares outstanding.

         Due to the Company reporting a loss for the three months and nine months ended September 30, 2001, and 2000 the exercise of options and conversion of the preferred stock is not assumed, as the results would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per common share. As of September 30, 2001, 1,059,000 stock options were outstanding, 59,000 with an exercise price of $1.00 per share, and 1,000,000 with an exercise price of $.11 per share. As of September 30, 2000, 1,072,500 stock options were outstanding, 72,500 with an exercise price of $1.00 per share, and 1,000,000 with an exercise price of $.11 per share.

Note 3. Short Term Promissory Notes to Affiliated Parties
        -------------------------------------------------

         All promissory notes have similar terms and conditions. Interest is payable at the corporate base rate posted by Citibank, N. A. (or its successor) on the last banking day of the previous calendar year. Interest payable from January 1, 2001 through December 31, 2001 is at the rate of 9.5 % per annum. All of the promissory notes are subordinated to the Company's line of credit financing with Fleet Bank (formerly Summit Bank) and are collateralized by security agreements on the Company's accounts receivable, inventories and personal property. All promissory notes are due January 1, 2005. Interest paid on promissory notes to affiliated parties during the nine months ended September 30, 2001 was $112,000 and $100,200 during the nine months ended September 30, 2000. Because of the Company's financial difficulties, interest payments were not made for August and September 2001. The total unpaid interest as of September 30, 2001 was $24,900, and is included in accounts payable as of September 30, 2001. The failure to pay interest when due is an event of default which can be cured if payment is made within 15 days of written notice to Fairmount. As Fairmount failed to make interest payments, the promissory notes are in default and, accordingly, have been reclassified to current liabilities.

                  Promissory Notes:
                         Leistner Trust                      $  491,600
                         Leistner Trust                      $  648,000
                         DaMota Family Partnership           $  224,600
                         Glen DaMota                         $  142,600
                         Lynn DaMota                         $   64,800
                                                             ----------
                                                             $1,571,600
Note 4.  Bank Borrowings
         ---------------

         The Company has a line of credit with Fleet Bank (formerly Summit
Bank), which is subject to an annual review for renewal. Fleet Bank has extended the line of credit to November 30, 2001, with changes to the loan agreement and advised the Company that it would not renewal the line of credit past November 30, 2001. The changes in the loan agreement includes limiting borrowing to $700,000, which is the amount currently outstanding, increasing the interest rate from prime + 1 to prime +3 (9 % at September 30, 2001), and not permitting any amounts that are repaid under the line of credit to be reborrowed. The bank has a first security interest in the accounts receivable, inventories and personal property of the Company.

         Management is seeking to find a commercial bank lender to replace Fleet Bank and is also negotiating with various asset-based lenders. However, there can be no assurance that the Company will be able to find financing before November 30, 2001. Commercial banks have so far expressed little interest in refinancing Fairmount because of its size, its losses and the small amount of the line of credit. The Company is also negotiating with asset-based lenders, who traditionally charge higher fees and interest. In addition, there are more restrictions with asset-based lenders and the lender generally exercises more control over the borrower.

Note 5.  Inventories
         -----------

         Inventories at September 30, 2001 and December 31, 2000 consisted of the following:

                                   September 30, 2001       December 31, 2000
                                   ------------------       -----------------
            Finished goods            $ 1,953,600              $ 2,481,500
            Raw materials                 248,800                  218,600
                                      -----------              -----------
                                      $ 2,202,400              $ 2,700,100
                                      ===========              ===========
Note 6. Insurance Proceeds
        ------------------

            On November 10, 1999, a fire destroyed certain equipment and a portion of the roof in one of the production buildings. The Company received $333,100 from its property insurance carrier during the nine months ended September 30, 2000 in partial settlement for its property losses caused by the fire. During 2001, Fairmount received insurance proceeds of $53,100, for property damaged caused by a delivery truck.

Note 7. New Accounting Pronouncements
        -----------------------------

            Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. This statement requires the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The implementation of this standard did not have a material effect on the Company's financial statements because the Company did not have any financial instruments entered into for trading or hedging purposes during the three and nine months ended September 30, 2001, nor does the Company currently have any derivative financial instruments or derivative commodity instruments outstanding at September 30, 2001.

Note 8. Major Customer
        --------------

             One of the Company's major customers, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The potential loss of this customer would have a material adverse effect on the Company going forward since it accounted for $736,700 or
8.6 % of sales during the nine months ended September 30, 2001, and $1,850,500 or 15.6 % of sales for the year ended December 31, 2000.

Note 9.  Contingencies
         --------------

         The Company has received notice on October 16, 1996 from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970's the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. On August 20, 1996 the Company also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the USEPA are related to historical events.

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

         Management does not believe that the resolution of such matters will have a material adverse affect on the financial position of the Company.

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

         On May 13, 1999, a toxic tort case was brought against the Company and other defendants by former employees, family members of the former employees or heirs of deceased former employees of La Gloria and Gas Company and the La Gloria Refinery located in Tyler, Texas. The claimants contended that the employee plaintiffs and their families were exposed to a number of toxic chemicals by working in and around them or with them at the La Gloria Plant and by second-hand exposure occurring as a result of the toxic substance being brought home on the clothing and bodies of the employee plaintiffs. Plaintiffs sued the employer defendants and numerous manufacturers, suppliers, and distributors of chemicals, solvents and products supplied to the La Gloria Plant. The Company sold a hydrazine blend to La Gloria during 1990 and 1991. On October 21, 1999, the Federal Court granted defendants' motion to dismiss because of lack of subject matter jurisdiction. Claimants re-filed this cause of action in Texas state court in the District Court of Harrison County, Texas on December 15, 1999. Claimants' allegations in the state court petition were identical to the allegations discussed above. The Company's commercial general liability and commercial umbrella insurance carrier defended the Company in that action. This claim was settled on June 26, 2001, for an immaterial amount.

         On October 10, 2000, a breach of contract claim was brought against the Company in the Worcester Superior Court of the Commonwealth of Massachusetts. The plaintiff alleged that a defective component chemical used in the plaintiff's manufacturing process was supplied by Fairmount. This action was moved from Worcester Superior Court to the Federal District Court for the Western District of Massachusetts. The Company's commercial general liability and commercial umbrella insurance carrier defended the Company in that action. This claim was settled on July 9, 2001, for an immaterial amount.

         The Company is subject to various claims, and other routine litigation arising in the normal course of its business. Management believes that the resolution of such matters will not have a material adverse affect on the financial position of the Company but could be material to the results of operations and cash flow of the Company in any one accounting period.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

Item 2                    MANAGEMENT'S DISCUSSION AND
------                    ---------------------------
                       ANALYSIS OF FINANCIAL CONDITION AND
                       -----------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
                               September 30, 2001
                               ------------------

Liquidity and Capital Resources
-------------------------------

         To meet its liquidity requirements, including its capital program, Fairmount accesses funds generated from operations, its available cash balances, and its bank line of credit with Fleet Bank (formerly Summit Bank) in Hackensack, New Jersey. The line of credit is subject to an annual review for renewal. Fleet Bank has extended the line of credit to November 30, 2001 with changes to the loan agreement. The changes in the loan agreement includes limiting borrowing to $700,000, which is the amount currently outstanding, increasing the interest rate from prime + 1 to prime +3 (9 % at September 30, 2001), and not permitting any amounts that are repaid under the line of credit to be reborrowed.

         In view of the foregoing, management has been seeking to find a commercial bank lender to replace Fleet Bank. However, there can be no assurance that Fairmount will be able to find financing before November 30, 2001. Commercial banks have so far expressed little interest in refinancing Fairmount because of its size, its losses and the small amount of the line of credit. The Company has also approached asset-based lenders, who traditionally charge higher fees and interest. In addition, there are more restrictions with asset-based lenders and the lender generally exercises more control over the borrower. There is too much uncertainly for Fairmount to predict the short-term future. If Fairmount is unable effect cost savings, enter into strategic alliances or a merger, replace its bank financing, and/or achieve other short-term solutions in a timely fashion, Fairmount may be required to seek protection under Federal bankruptcy laws or other laws affecting debtors' and creditors' rights.

         Fairmount has reported substantial losses during the last two years, as well as the first nine months of 2001. Fairmount does not expect performance to improve during the fourth quarter of 2001 or the first half of 2002. On October 4, 2001, Fairmount laid off 13 production employees, or approximately 50 % of its production employees, and subsequently terminated two management employees. This action was necessary because of Fairmount's deteriorating business. One of Fairmount's major foreign customers did not purchase any product during September, reduced its purchases by 75 % for the fourth quarter of 2001 and cannot, at this time, commit to a 1st quarter 2002 estimate. Another major customer, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The potential loss of this customer is expected to have a material adverse effect on Fairmount going forward since it accounted for $736,700 or 8.6 % of sales during the nine months ended September 30, 2001, and $1,850,500 or 15.6 % of sales for the year ended December 31, 2000.

         Fairmount's working capital, defined as current assets less current liabilities, was $255,000 at September 30, 2001 and $4,363,400 at December 31, 2000, a decrease of $4,108,400. The decrease in working capital was due in part to net losses, increased accounts payable of $870,600, lower inventory of $497,700 and increased borrowings of $500,000. In addition, the reclassification of the promissory note affiliated parties from non-current to current liabilities reduced working capital by $1,571,600.

Results of Operations
---------------------

         Net sales for the three months ended September 30, 2001 were $2,672,500, an increase of $14,700 as compared to 2000.

                                          Three Months Ended September 30,
                                          --------------------------------
                                         2001           2000          Change
                                         ----           ----          ------
         Imaging & photographic
              chemicals              $   209,300     $   981,200     $(771,900)
         Hydrazine blends                379,400         518,100      (138,700)
         Hydrazine derivatives         1,092,700         166,700       926,000
         Plastic additives               761,500         714,400        47,100
         Specialty chemicals             229,600         277,400       (47,800)
                                     -----------     -----------     ---------
                        Total        $ 2,672,500     $ 2,657,800     $  14,700
                                     ===========     ===========     =========



         Net sales for the nine months September 30, 2001 were $8,654,900, a decrease of $537,400 or 5.9 % as compared to 2000.

                                          Nine Months Ended September 30,
                                          -------------------------------
                                         2001            2000          Change
                                         ----            ----          ------

         Imaging & photographic
              chemicals              $ 1,456,800     $ 2,715,500    $(1,258,700)
         Hydrazine blends              1,358,300       1,730,100       (371,800)
         Hydrazine derivatives         2,697,000         649,600      2,047,400
         Plastic additives             2,131,500       2,949,400       (817,900)
         Specialty chemicals           1,011,300       1,147,700       (136,400)
                                     -----------     -----------    -----------
                        Total        $ 8,654,900     $ 9,192,300    $  (537,400)
                                     ===========     ===========    ===========

         One of Fairmount's major customers for imaging and photographic chemical, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The loss of this customer is expected to have a material adverse effect on Fairmount going forward since it accounted for $736,700 or 8.6 % of sales during the nine months ended September 30, 2001, and $1,850,500 or 15.6 % of sales for the year ended December 31, 2000. In addition, the demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as the market for film diminishes due, in part, to new digital imaging technologies.

             There was no material changes is sales of plastics additives during the third quarter of 2001 compared to the third quarter of 2000. For the nine months ended September 30, 2001, sales were $2,131,500 compared to $2,949,400 for the nine months ended September 30, 2000, a decrease of $817,900 or 27.7 %. The decrease in plastic additive sales is due to lower shipments to a major European customer and an Asia customer. The sales decrease also reflects the negative effect of the weak EURO during the first quarter of 2001. To meet competition, Fairmount sales are at a fixed EURO price and the Company is therefore subject to currency exchange rate changes. Fairmount sells at a fixed EURO price for competitive reasons. As in prior years, Fairmount expects the downward pressure on plastic additive prices to continue.

         Hydrazine blend sales decreased from $518,100 during the third quarter of 2000 to $379,400 during the third quarter 2001, a decrease of $138,700. Sales for the nine months ended September 30, 2001 were $1,358,300 compared to $1,730,100 during the same period in 2000, a decrease of $371,800. The decrease in hydrazine blend sales is mainly due to the loss of customers and customer's demand was lower.

         Hydrazine derivatives increased from $166,700 during the third quarter of 2000 to $1,092,700 during the third quarter of 2001, an increase of $926,000. Sales for the nine months ended September 30, 2001 were $2,697,000 compared to $649,600 for the same period in 2000, an increase of $2,047,400. This increase is due to a new customer. However, the gross profits on sales to this new customer are lower than the average gross profit of other hydrazine derivatives products.

         There were no material changes in sales of specialty chemical during the three and nine months ended September 30, 2001 compared to the same periods in 2000.

         Each class of similar products contributed the following percentage of total sales in each of the following periods:

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                             2001      2000      2001      2000
                                             ----      ----      ----      ----

         Imaging & photographic chemicals     7.8%     36.9%     16.8%     29.5%
         Hydrazine blends                    14.2%     19.5%     15.7%     18.8%
         Hydrazine derivatives               40.9%      6.3%     31.2%      7.1%
         Plastic additives                   28.5%     26.9%     24.6%     32.1%
         Specialty chemicals                  8.6%     10.4%     11.7%     12.5%
                                            -----     -----     -----     -----
                                            100.0%    100.0%    100.0%    100.0%
                                            =====     =====     =====     =====

         The gross loss for the three months of September 30, 2001 was $902,300, compared to a gross profit of $133,000 for the third quarter 2000. The gross loss for the nine months ended September 30, 2001 was $808,8000 compared to a gross profit of $1,566,100 for the nine months ended September 30, 2000. The decrease in gross profit was due in part to lower sales volume and that products sold had a lower gross profit compared the products sold in 2000. In addition, production was lower, while production expenses were higher in 2001 compared to the same period in 2000

         There were no material changes in research and develop expenses during the three and nine months ended September 30, 2001 compared to the same periods in 2000.

         Selling, general and administrative expenses increased by $26,600 in the third quarter of 2001 compared to the same period in 2000. Selling expenses increased $37,200, and general and administrative expenses decreased by $10,600 in the third quarter of 2001 compared to the third quarter of 2000 There was no material change in selling, general and administrative expenses from the nine months ended September 30,2001 compared to the same period in 2000.

         As a result of the above the Company reported an operating loss was $1,514,900 in the three months ended September 30, 2001 compared to a loss of $451,800 in 2000. For the nine months ended September 30, 2001 the operating loss was $2,653,600 compared to an operating loss of $252,100 in the same period in 2000.

         Interest expense was higher in the three month and six month period ended September 30, 2001 versus the same period in 2000, due to the increased interest rate on the remaining debt owed to affiliated parties per the promissory note agreements and increased interest on bank borrowings.

           On November 10, 1999, a fire destroyed some equipment and a portion of the roof in one of the production buildings. No employees were injured. The fire had an adverse effect on operations during the fourth quarter of 1999, and first half of 2000. Production returned to normal levels in the second half of 2000. During 2000, Fairmount received gross insurance proceeds of $333,100 as partial settlement of the property losses sustained from a fire on November 10, 1999. During 2001, Fairmount received insurance proceeds of $53,100, for property damaged caused by a delivery truck.

         During the nine months ended September 30, 2001 Fairmount recorded a foreign exchange currency loss of approximately $45,200. To meet competition, Fairmount sales are at a fixed EURO price and the Company is therefore subject to currency exchange rate changes.

         As a result of the continuing operating losses no provision for income taxes has been recorded. A valuation allowance has been recorded at September 30, 2001 and September 30, 2000 for that portion of deferred tax assets, which are all, that are not presently considered more likely than not to be realized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

         In the normal course of operations, Fairmount is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. Fairmount's short-term working capital borrowings have historically borne interest based on the prime rate. Fairmount believes that its exposure to market risk relating to interest rate risk is not material.

         Fairmount has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. To meet competition, Fairmount sales are at a fixed EURO price and the Company is therefore subject to currency exchange rate changes. Fairmount sells at a fixed EURO price for competitive reasons.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

During the nine months ended September 30, 2001 Fairmount settled the toxic tort claim filed against it on December 15, 1999. This claim was settled on June 26, 2001, for an immaterial amount. During the nine months ended June 30, 2001 Fairmount settled the breach of contract claim filed against it on October 10, 2000. This claim was settled on July 9, 2001 for an immaterial amount. There were not other material changes in the potential claims reported by Fairmount in its Annual Report on Form 10-KSB in "Item 1. Business - Environmental Laws and Government Regulations".

         Item 6. Exhibits and Reports on Form 8-K
         ----------------------------------------

         (a)      Exhibits

                  None

         (b)      Fairmount filed a Form 8-K on October 19, 2001.

                           On October 19, 2001, the Company filed Form 8-K with
                  the SEC, in which the Company reported that on October 4, 2001, Fairmount laid off 13 production employees, or approximately 50% of its production employees, and subsequently terminated two management employees. This action was necessary because of Fairmount's deteriorating business.

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




                                                    FAIRMOUNT CHEMICAL CO., INC.
                                                    ----------------------------
                                                            Registrant








November 16, 2001                                   /s/ Reidar Halle
---------------------------                         ------------------
Date                                                Reidar T. Halle
                                                    Chief Executive Officer &
                                                    President



November 16, 2001                                   /s/ William C. Kaltnecker
---------------------------                         -------------------------
Date                                                William C. Kaltnecker
                                                    Controller/Treasurer