Form 10KSB
period 2001-12-31
FAIRMOUNT CHEMICAL CO INC
filed 2002-04-16
CIK 34296

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

                          Commission file Number 1-4591


                          FAIRMOUNT CHEMICAL CO., INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter.)

          New Jersey                                           22-0900720
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                  117 Blanchard Street, Newark, NJ       07105
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                     Issuer's telephone number: 973-344-5790
                                                ------------

       Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1 Par Value
                           --------------------------
                                (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES [X]      NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

     Issuer's revenue for its most recent fiscal year: $10,095,700

     The aggregate market value of the Registrant's common stock, $1 par value per share (the "Common Stock"), held by non-affiliates of the Registrant on March 15, 2002 (1,355,752 shares) was approximately $81,345, based on the average of the bid and ask price on such date of $.06 per share.

     The total number of shares of Common Stock outstanding on March 15, 2002 was 8,292,866.
================================================================================

                               Page 1 of 36 Pages

                       DOCUMENTS INCORPORATED BY REFERENCE


         The information required by Part III is incorporated by reference from the registrant's definitive proxy statement with respect to the registrant's Annual Meeting of Stockholders scheduled to be held on or about June 18, 2002. Such definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB


         Transitional Small Business Disclosure Format (check one):

         Yes [_]       No [X]

                                     PART I

ITEM 1.  BUSINESS
-----------------

The Company

         Fairmount Chemical Co., Inc. was incorporated in June 1938 under New Jersey Law. Fairmount's offices are located at 117 Blanchard Street, Newark, New Jersey. Except as otherwise indicated by the context, the terms "Company" or "Fairmount" as used herein refer to Fairmount Chemical Co., Inc.

Business and Products

         Fairmount has more than 60 years experience in the manufacture and sale of specialty and fine organic chemicals, including pharmaceuticals, agriculture intermediates, and chemicals used in the photographic and imaging industries, hydrazine derivatives and blends, and plastic additives. During this period, Fairmount has developed expertise in the production of specialty and heterocyclic chemicals containing nitrogen and sulfur.

         Fairmount uses its expertise and know-how in chemical synthesis not only to manufacture its own products, but also to develop and custom manufacture products under contract for other companies. Its equipment configuration, production flexibility and ability to produce efficiently in quantities ranging from 10 kg to 500 metric tons, gives it an excellent position in custom manufacturing. Among the products which Fairmount custom manufactures are agricultural intermediates and photographic chemicals. All manufacturing is done at Fairmount's facilities in Newark, New Jersey.

Fairmount's principal products and their markets include:

     o   Imaging & Photographic Chemicals
         --------------------------------

         Fairmount's photographic and imaging chemicals are used in the manufacture of photographic film, television picture tubes and medical imaging products. These chemicals include photo-sensitizers, film-stabilizers, and antifogging agents.

         The demand for certain types of chemicals used in photographic films has decreased and is expected to decrease further during the coming years as the market for film diminishes due, in part, to new digital imaging technologies. Fairmount is aware of this trend and is taking steps to substitute new products that are used in making photographic paper and increase its market share for the Company's existing products by broadening its customer base.

     o   Hydrazine Based Products
         ------------------------

         Hydrazine blends and derivatives are used for corrosion control in commercial boilers and power generating systems, as well as intermediates in the manufacture of other chemical products, such as metal chelating agents, polymerization inhibitors, pharmaceuticals, and agriculture intermediates. Fairmount markets its hydrazine blends under the registered trade name Deoxy-sol
(R).

         Fairmount does not believe that it will increase and may decrease its market share of hydrazine blends due to increased competition from other manufacturers.

     o   Plastics Additives
         ------------------

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

     o   Specialty Chemicals
         -------------------

         Fairmount's non-hydrazine based specialty chemicals are also used as intermediates in the pharmaceutical and agricultural industries. These include derivatives of thiadiazoles, triazoles and tetrazoles.

Raw Materials
-------------

         Fairmount purchases the raw materials used in the manufacture of its products from major suppliers such as Bayer Corporation, Brown Chemical Co., Inc., Veckridge Chemical Co., Inc., and Cytec Industries Inc. Most purchases are made on a spot basis. Fairmount has no long-term supply contracts with any of its suppliers. Fairmount believes that each of the raw materials it requires is available from a variety of sources and the loss of any one of Fairmount's suppliers would not have a material adverse effect on its business, financial condition or results of operations. Fairmount has, and expects to continue to have, adequate supplies of raw material during 2002 and subsequent years.

Method of Distribution
----------------------

         Fairmount markets its products, domestically and for export, primarily through Fairmount's internal sales force and sells directly to its customers. However, some of its hydrazine blends and other products are also sold globally through independent agents and distributors. Fairmount continues to improve sales coverage and distribution of its products.

Competition
-----------

         While some of Fairmount's products and manufacturing processes are proprietary, Fairmount experiences substantial competition from global companies in most of its product areas and markets. Most of its competitors are well-known companies with greater resources than Fairmount's. Fairmount sells on the basis of quality, price and customer service, and relies on fast response and cost effectiveness to remain competitive.

Patents, Licenses and Trademarks
--------------------------------

         Fairmount holds patents, licenses and trademarks that it uses in the manufacture and marketing of its products. Although Fairmount considers its patents, licenses, trademarks and intellectual property constitute valuable and commercially viable assets, it does not regard its business as being materially dependent upon them.

Research and Development
------------------------

         Fairmount's applied research and development program focuses on three objectives:

         o   improvement and refinement of existing products and processes;
         o   development of new applications for existing products; and
         o   development of new products;

         Fairmount spent approximately $400,000 during each of its fiscal years ended December 31, 2001, and 2000 for research and development activities. It expects research and development expenditures to increase moderately during 2002.

Sales by Product
----------------

         Each class of similar products contributed the following percentage of total sales in each of the last two fiscal years:
                                                     2001              2000
                                                    ------            ------
         Imaging  & photographic chemicals           19.3%             27.3%
         Hydrazine blends                            17.8%             19.7%
         Hydrazine derivatives                       31.1%              6.7%
         Plastics additives                          21.3%             34.7%
         Specialty chemicals                         10.5%             11.6%
                                                    ------            ------
                                                    100.0%            100.0%
                                                    ======            ======

         Fairmount sells its products in the global markets and continues its efforts to expand both domestic and export sales. Fairmount had net sales of $10,095,700 in 2001 and $11,808,100 in 2000, including export sales of
$3,723,400 in 2001 and $4,109,700 in 2000. Major foreign geographical areas contributed the following percentages to net sales:

                                                     2001              2000
                                                    ------            ------
         Europe (primarily Germany,
         Belgium, and England)                       29.5%             27.1%
         Asia (primarily Israel)                      6.4%              6.5%
         North and South America                       .9%              1.2%

Dependence On Certain Customers
-------------------------------

         During 2001, three customers accounted for approximately 47.8% of Fairmount's sales. During 2000, two customers accounted for approximately 37.5% of Fairmount's sales. The loss of one of these customers could have a material adverse effect on Fairmount's business. In order to reduce this risk, Fairmount continues to increase its marketing efforts to broaden its customer base.

Environmental Laws and Government Regulations
---------------------------------------------

         Fairmount is committed to the chemical industry's "Responsible Care(R)" program. Responsible Care is the Chemical Manufacturer Association's initiative of 1988 for continuously improving health, safety and environmental quality. It is the policy of Fairmount to protect the environment and to comply with all governmental laws and regulations. The chemical industry is one of the most highly regulated industries in the world with respect to ecology. For a further discussion of Fairmount's environmental matters, see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Employees
---------

         As of December 31, 2001, Fairmount had 42 employees, all of whom were full-time employees. The Company has a collective bargaining agreement with International Brotherhood of Teamsters Local 575 ("Union"), which covers all hourly employees. The union agreement expires December 12, 2003. Fairmount believes its has good relationships with its employees.


ITEM 2.  PROPERTIES
-------------------

         Fairmount owns its production facilities that consist of 14 brick, cinder block and metal-clad buildings situated on approximately 13 acres of fenced-in land in an industrial area of Newark, New Jersey. These facilities provide approximately 97,100 square feet of floor space, in which are located chemical process equipment, refrigeration units, and steam boilers, as well as warehouse, shipping, maintenance, office, and research and development facilities. In addition, certain process equipment and tanks are located and operated out-of-doors. The site includes two railway spurs, neither of which is currently in use.

         Fairmount's line of credit with Fleet Bank is collateralized by the accounts receivable, inventory and personal property of Fairmount. Fairmount's debt to affiliated parties is subordinated to the Fleet Bank line of credit and is collateralized by the accounts receivable and the machinery and equipment of Fairmount. Except for the lien granted in favor of Fleet Bank and other such lenders, there are no mortgages or liens on Fairmount's properties. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources and Notes 5 and 6 of the Notes to Financial Statements."

         Fairmount normally operates its plant on a 24-hour day, five days a week schedule. While it believes that its plant, buildings, and equipment are adequately maintained and are reasonably suitable and sufficient for its current operations, further capital investment may be required for maintenance of Fairmount's operations and compliance with applicable laws. In the opinion of management, Fairmount maintains adequate levels of property and environmental insurance on the entire premises.

         On November 10, 1999, a fire destroyed some equipment and a portion of the roof in one of the production buildings. No employees were injured. Fairmount received from its property insurance carrier $100,000 in March 2000 and $233,100 in May 2000 in settlement for its property losses caused by the fire. The fire had an adverse effect on operations during the first half of 2000. Production returned to its normal level in the second half of 2000.

         In 2001, Fairmount spent $126,500 on capital expenditures for the upgrade and the expansion of its production facilities, and improvements to its equipment. Fairmount has budgeted approximately $200,000 for capital expenditures in 2002. Major expenditures are targeted for the replacement and improvement of process equipment, new construction, and safety and environmental projects.

         It is not Fairmount's policy to acquire assets primarily for possible capital gain or primarily for income.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

         On October 10, 2000, a breach of contract claim was brought against the Company in the Worcester Superior Court of the Commonwealth of Massachusetts. The plaintiff alleged that a defective component chemical used in the plaintiff's manufacturing process was supplied by Fairmount. This action was been moved from Worcester Superior Court to the Federal District Court for the Western District of Massachusetts and was settled on July 9, 2001, for an immaterial amount.

         Fairmount is not presently a defendant in any material legal proceeding, nor is it aware of any threatened legal proceeding or action other than the potential environmental matters discussed in "Item 7. Management's Discussion and Analysis or Plan of Operations - Environmental Laws and Government Regulations" below.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Fairmount submitted no matters to a vote of its security holders during the last quarter of its fiscal year ended December 31, 2001.

                                     PART II


ITEM 5.  MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------

         Fairmount's Common Stock is currently traded in the over the counter under the symbol "FMTC". For each fiscal quarter indicated, the charts below reflect the high and low bid prices for the Common Stock as reported by Dreyfus Brokerage Services. These prices reflect inter-dealer quotations without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.
                                          Common Stock Bid Prices
                                   -------------------------------------
                                       2001                     2000
                                   -------------           -------------
         Quarter                   High     Low            High     Low
         -------                   ----     ----           ----     ----
         First                     $.08     $.05           $.37     $.16
         Second                    $.17     $.05           $.28     $.19
         Third                     $.18     $.08           $.28     $.09
         Fourth                    $.14     $.05           $.14     $.03

         There were approximately 231 stockholders of record at March 28, 2002. Fairmount did not declare or pay any dividends in 2001 or 2000.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

         To meet its liquidity requirements, including its capital program, Fairmount accesses funds generated from operations, its available cash balances, and its bank line of credit with Fleet Bank in Princeton, New Jersey. From November 30, 2001 to March 2002 the credit facility was extended on a month to month basis. In March 2002, the bank advised the Company, subject to the negotiation and execution of a definitive agreement, that it was willing to extend the facility's maturity date to February 28, 2003. It is contemplated that the extension terms will include (a) an interest rate equal to the bank's prime rate plus 2%, (b) an extension fee equal to 2% of the maximum amount available under the facility (i.e., $700,000), (c) a continuation of the bank's existing security interest in the Company's accounts receivable, inventory, machinery and equipment, (d) principal repayment of $15,000 per month commencing May 2002 and (e) a cap on borrowings based upon a percentage of eligible accounts receivable and eligible finished goods inventory. It is further contemplated that the bank will receive warrants to purchase up to 200,000 shares of Fairmount's Common Stock in connection with the extension of the facility. No assurance can be given that the bank and the Company will enter into a definitive extension agreement or that such agreement, if entered into, will be on the terms presently contemplated.

         Fairmount has reported substantial losses during the last fiscal three years and does not expect performance to improve during the first half of 2002. On October 4, 2001, Fairmount laid off 13 production employees, or approximately 50 % of its production employees, and subsequently terminated two management employees. This action was deemed necessary by management due to Fairmount's deteriorating business prospects.

         One of Fairmount's major foreign customers reduced its purchases by 75% during the fourth quarter of 2001. Fairmount has not sold nor does it forecast selling any product to this customer during the first and second quarters of 2002. Another major customer, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The potential loss of this customer is expected to have a material adverse effect on Fairmount since Polaroid accounted for $995,700 or 9.9 % of the Company's sales during year ended December 31, 2001, and $1,850,500 or 15.6 % of sales for the year ended December 31, 2000.

         During the second quarter of 2001, Fairmount started receiving orders for a hydrazine derivative product from a new customer. Worldwide sales to this customer were $2,445,600 in 2001 compared to none in 2000. In January 2002, Fairmount advised the customer that it could no longer supply the product under the same terms and conditions. As a consequence, Fairmount does not anticipate sales of this product to this customer in 2002.

         The Company's working capital, defined as current assets less current liabilities, decreased by $6,074,400 in 2001, resulting in negative working capital of $1,711,000 compared to working capital of $4,363,400 in 2000. The decrease in working capital was due in part to net losses, decreased accounts receivable of $671,300, decreased inventories of $1,851,200, increased accounts payable of $128,900, increased accrued interest to affiliated parties of $62,200, and increased bank borrowings of $500,000. In addition, the reclassification of the promissory note to affiliated parties from a non-current to current liability reduced working capital by $1,571,600.

         In February 2002, the Newark Division of Water/Sewer notified Fairmount, that its 2002 sewer charge will be $659,900, an increase of $421,600 in anticipated cash outflows as compared to 2001. Fairmount is appealing this increase.

         On March 20, 1992, a Credit Facility Loan Agreement ("Credit Facility") was created with monies contributed to a fund (the "Fairmount Fund") by William
E. Leistner and the Estate of Olga H. Knoepke. At that date, the Fairmount Fund provided Fairmount with a $2,494,000 credit facility under which all borrowings required interest at the rate of 5% per annum. The outstanding borrowings from the Credit Facility were $1,080,000. On July 2, 1997 the Credit Facility was terminated and Fairmount replaced the credit facility with new promissory notes due January 1, 2005. The Leistner Estate received a note for $648,000. Three notes were issued to beneficiaries of the Knoepke Estate. These three notes were issued as follows:

         o   The da Mota Family Partnership - $224,640;
         o   Glen da Mota - $142,560; and
         o   Lynn da Mota - $64,800.

         All of the promissory notes described above have similar terms and conditions. Interest was originally set at the corporate base rate posted by Citibank, N.A. on the last banking day of the previous calendar year. Interest on the unpaid principal from January 1, 2001 through December 31, 2001 was set at the rate of 9.5% per annum. All of the promissory notes are subordinated to Fairmount's line of credit financing with Fleet Bank and are collaterized by security agreements on Fairmount's accounts receivables, inventories and personal property.

         Interest paid on promissory notes to affiliated parties in 2001 was $87,100 and $133,600 in 2000. Because of the Company's financial difficulties, interest payments have not been made since July 2001. The total unpaid interest as of December 31, 2001 was $62,200. The failure to pay interest when due is an event of default which can be cured if payment is made within 15 days of written notice to Fairmount. No written notice has been received, however failure to make interest payments is an event of default and, accordingly, the promissory notes have been reclassified as current liabilities.

         On March 26, 2002, Jerrel Branson, a director, was appointed Chief Executive Officer of Fairmount. Reidar Halle, a director, retains the position of President of Fairmount.

         There is too much uncertainty for Fairmount to predict its short-term future prospects. If the promissory note holders demand payment as a result of the default on the interest payments as discussed in Note 5 or if Fairmount is unable to effect cost savings, enter into strategic alliances or a merger, achieve other short-term solutions, or formalize the extension agreement with the bank, the Company may not have sufficient capital to continue its operations as presently conducted. In which event, the Company may find it necessary to seek protection under Federal bankruptcy laws or other laws affecting debtor's and creditor's rights. Accordingly, the financial statements contain an explanatory paragraph in the Independent Auditors' Report relating to Fairmount's ability to continue as a going concern.

New Accounting Pronouncements
-----------------------------

         Fairmount adopted SFAS No. 141, "Business Combinations" for all business combinations after June 30, 2001. This standard requires that all business combinations be accounted for as using the purchase method, and it further clarifies the criteria for recognition of intangible assets separately from goodwill. Since June 30, 2001, there have been no business combinations.

         Effective January 1, 2002, Fairmount will adopt SFAS No. 142, "Goodwill and Other Intangible Assets" for existing and other intangible assets. This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires annual testing for impairment. This standard requires the assignment of assets acquired and liabilities assumed, including goodwill, to reporting units for the purpose of goodwill impairment testing. Under the provisions of this standard upon adoption, any impairment of goodwill as well as the unamortized balance of negative goodwill will be written off and recognized as a cumulative effect of a change in accounting principle effective January 1, 2002. Fairmount has no unamortized goodwill and other intangible asset as for December 31, 2001.

         Effective January 1, 2002, Fairmount will adopt SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. Adoption of this standard should not have a material impact on Fairmount's financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations". This standard establishes for accounting for obligations associated with the retirement of tangible long-lived assets. The standard is required to be adopted beginning on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

Environmental Laws and Government Regulations
---------------------------------------------

         Fairmount's operations are subject to extensive Federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generating, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Government authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company believes it currently is in compliance with the present environmental statutes applicable to its business. Fairmount has an ongoing program to treat and monitor its wastewater effluent for compliance with the requirements of local laws and regulations. Samples are analyzed for biological oxygen demand. An outside testing laboratory performs a complete chemical analysis monthly and quarterly summary, and results are forwarded to the Passaic Valley Sewage Commission and the New Jersey Department of Environmental Protection.

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

         Fairmount anticipates that the regulation of its business operations under federal, state and local environmental regulations in the United States and abroad will increase over time. Fairmount must devote substantial financial resources to ensure compliance. However Fairmount can not, at this time, estimate the impact of increased regulation on its operations, future capital expenditures requirements or the cost of compliance.

         The Occupational Safety and Health Act and its regulations also impact Fairmount's operations relating to workplace safety and workers' health.

         Fairmount received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges a possibility that during the 1970's Fairmount disposed of waste generated at its facility through contracts with certain garbage removal companies ulitizing the Ciuba landfill. Fairmount also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from Fairmount may have been discharged into the Passaic River. It is Fairmount's understanding that these USEPA allegations are related to historical, rather than present events. Fairmount's position is that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, the possibility exists that the potentially responsible parties will bring claims against Fairmount alleging that it is at least partially responsible for the contamination. To date, no litigation has commenced with respect to these matters.

         The New York State Department of Environment Conservation filed a lawsuit against certain Potentially Responsible Parties ("PRP") for contamination of the Hexagon Laboratories, Inc. site in the Bronx, New York ("Hexagon" and the "Site"). Information obtained from records removed from the Site indicate that Fairmount entered into a toll charging/custom manufacturing agreement with Hexagon although it is not clear as to whether any materials were ever shipped by Fairmount to Hexagon. Fairmount has received notice that it is considered a PRP and has received an offer to enter into settlement negotiations. Fairmount has not been named as a party to the existing lawsuit and has not been presented with sufficient evidence to cause the Company to enter into settlement negotiations.

         Fairmount has no knowledge of contamination of soil on its property. No underground storage tanks exist on Fairmount's property. Fairmount's manufacturing effluent system is connected to an above ground piping system. The effluent is discharged to the local sewage commission.

         Environmental compliance, waste disposal and regulatory fees totaled approximately $50,400 in 2001 and $97,300 in 2000. These costs are included in general and administrative expenses.

Inflation
---------

         Fairmount believes that inflation did not have a material impact on results of operations in 2001. Based on present economic conditions this trend should continue in 2002.

Results of Operations - The Year Ended December 31, 2001 as Compared to the Year
--------------------------------------------------------------------------------
Ended December 31, 2000
-----------------------

         Net sales for 2001 were $10,095,700, a decrease of $1,712,400 or 14.5%
as compared to 2000.
                                             2001          2000        Change
                                          -----------  -----------  -----------
         Imaging & Photographic Chemicals $ 1,951,500  $ 3,223,000  $(1,271,500)
         Hydrazine blends                   1,791,900    2,321,800     (529,900)
         Hydrazine derivatives              3,143,900      792,300    2,351,600
         Plastics additives                 2,150,500    4,095,100   (1,944,600)
         Specialty chemicals                1,057,900    1,375,900     (318,000)
                                          -----------  -----------  -----------
             Total                        $10,095,700  $11,808,100  $(1,712,400)
                                          ===========  ===========  ===========

         One of Fairmount's major customers for imaging and photographic chemicals, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The loss of this customer is expected to have a material adverse effect on Fairmount going forward since it accounted for $995,700 or 9.9 % of sales during the year ended December 31, 2001, and $1,850,500 or 15.6 % of sales for the year ended December 31, 2000. In addition, the demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as the market for film diminishes due, in part, to new digital imaging technologies.

         Hydrazine blend sales decreased from $2,321,800 during the year ended December 31, 2000 to $1,791,900 during the same period in 2001, a decrease of $529,900. The decrease in hydrazine blend sales is due primarily to the loss of customers and lower customer demand.

         Hydrazine derivatives increased from $792,300 during the year ended December 31, 2000 to $3,143,900 the year ended December 31, 2001, an increase of $2,351,600. This increase is due to a new customer. However, the gross profits on sales to this new customer are lower than the average gross profit of other hydrazine derivatives products.

         Sale of plastic additives decreased from $4,095,100 during the year ended December 31, 2000 to $2,150,500 during the year ended December 31, 2001, a decrease of $1,944,600. The decrease in plastic additive sales is due to lower shipments to a major European customer and an Asian customer. The sales decrease also reflects the negative effect of the weak EURO. To meet competition, sales to one of Fairmount's European customers are at a fixed EURO price and Fairmount is therefore subject to currency exchange rate fluctuations. As in prior years, Fairmount expects the downward pressure on the price of plastic additive to continue.

         Sales of specialty chemicals were $1,057,900 in 2001 compared to $1,375,900 in 2000, a decrease of $318,000. This decrease in specialty chemicals was due in part to decrease shipments of a pharmaceutical product. The demand for this product has decreased during the past few years and Fairmount expects that trend to continue.

         Each class of similar products contributed the following percentage of total sales in each of the last two fiscal years:
                                                     2001              2000
                                                    ------            ------
         Imaging  & photographic chemicals           19.3%             27.3%
         Hydrazine blends                            17.8%             19.7%
         Hydrazine derivatives                       31.1%              6.7%
         Plastics additives                          21.3%             34.7%
         Specialty chemicals                         10.5%             11.6%
                                                    ------            ------
                                                    100.0%            100.0%
                                                    ======            ======

         The gross profit for 2000 was $1,480,500, compared to a gross loss of $2,131,700 for 2001. The decrease in gross profit was due in part to lower sales volume and products sold during 2001 had lower gross profit margins compared to products sold in 2000. In addition, production was lower, while production expenses were higher in 2001 compared to the same period in 2000.

         Selling, general and administrative expenses increased by $8,900 in 2001 compared to 2000. Selling expenses decreased $23,700 primarily due to decreased commissions of $97,000 offset by increased payroll and payroll related expenses of $43,500 and increased advertising expenses of $19,500. General and administrative expenses increased by $32,600 in 2001, compared to 2000. This increase was due primarily to increased professional fees of $86,400, increased directors fees of $31,000, offset somewhat by lower environmental expenses of $46,900

         Interest expense was higher in 2001 versus 2000 due to the increased interest rate on the remaining debt owed to affiliated parties and increased borrowings and interest on bank borrowing.

         During 2001, Fairmount received insurance proceeds of $53,100 for property damaged caused by a delivery truck. During 2000 Fairmount received insurance proceeds of $333,100 for property loss sustained from a fire on November 10, 1999. The insurance proceeds were used to repair the damage caused in the above incidences.

         Fairmount recorded a foreign exchange currency loss of approximately $73,000 in 2001 and $8,400 in 2000. To meet competition, Fairmount sells to one of its European customers at a fixed EURO price and is therefore subject to currency exchange rate fluctuations.

         The Company has Federal and state net operating loss carryforwards of approximately $17,800,000 and $7,400,000, respectively, which expire in years 2002 through 2021. There is no tax expense recorded in the financial statements of the Company because of its loss position. The Company has reserved fully against its net deferred tax asset.

CRITICAL ACCOUNTING POLICIES
----------------------------

         The SEC staff recently released a cautionary advice regarding critical accounting policies and practices. The staff has defined critical policies and practices as items that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

         The preparation of the Company's financial statements requires its management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to doubtful accounts, inventory valuation, property, plant and equipment, and environmental matters and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies are the most important to the portrayal of the Company's financial condition and results and require management's more significant judgments and estimates in the preparation of the Company's financial statements.

Allowance for Doubtful Accounts
-------------------------------

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management continuously assesses the financial condition of the Company's customers and the markets in which these customers participate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Inventories
------------------------

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. There are no general and administrative costs in inventory. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Recoverability of Long-Lived Assets
-----------------------------------

         The Company reviews the carrying value of its assets for impairment whenever events or changes in circumstances indicate that the amount of assets may not be fully recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. The asset will be written down to fair value if it is determined that its carrying value is not recoverable by operations. Discounted cash flows or appraised values are used to determine the fair market value, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. The Company considers various valuation factors in determining fair value, principally discounted cash flows to assess any impairment amount. If the Company's assumptions related to assets to be held and used are inaccurate, write-downs may be required in the future.

Environmental Matters and Commitments and Contingencies
-------------------------------------------------------

         It is the Company's policy to accrue and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. These accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of the contamination, methods of remediation required and other actions by government agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years. The Company believes the amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

2002 OUTLOOK
------------

         Fairmount has reported substantial losses during the last three fiscal years and does not expect performance to markedly improve during the first half of 2002. There is too much uncertainty for Fairmount to predict its short-term prospects. If Fairmount is unable to effect cost savings, enter into strategic alliances or a merger, or enter into an extension agreement with the bank, and/or achieve other short-term solutions in a timely fashion, Fairmount may be required to seek protection under Federal bankruptcy laws or other laws affecting debtors' and creditors' rights.

         Fairmount has budgeted approximately $200,000 for capital expenditures in 2002. Major expenditures will consist of the replacement and improvement of process equipment, new construction, and safety and environmental projects. As of December 31, 2001, the Company had no significant firm commitments for capital expenditures.

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

         Fairmount is refocusing the direction of its marketing efforts by concentrating on aggressively expanding the customer base for Fairmount's existing product line. Fairmount will also continue to develop new products which reflect a profitable market potential to be realized in relation to the costs and efforts expended.

FORWARD LOOKING STATEMENTS
--------------------------

         This document contains forward-looking statements that involve risks and uncertainties that could cause the results of Fairmount to differ materially from those expressed or implied by such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These risks include the timely development, production and acceptance of new products and services; competition; the flow of products into third-party distribution channels; and other risks detailed from time to time in Fairmount's Securities and Exchange Commission filings. The words "anticipates," "believes," "estimates," "expects," "intends," "will," "may", "could" and similar expressions, as they relate to Fairmount or our management, may identify forward-looking statements. Such statements reflect the current views of Fairmount with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated or expected. Fairmount does not intend to update these forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


Index to Financial Statements and Related Information


Financial Statements
                                                                           Page
                                                                           ----

         Independent Auditors' Report ...................................    15

         Statements of Operations for the years ended
            December 31, 2001 and 2000 ..................................    16

         Balance Sheets as of December 31, 2001 and 2000 ................    17

         Statements of Changes in Stockholders' (Deficit)
           Equity and Comprehensive loss for the years
           ended December 31, 2001 and 2000 .............................    18

         Statements of Cash Flows for the years ended
           December 31, 2001 and 2000 ...................................    19

         Notes to Financial Statements .................................. 20-30

         Schedule II - Valuation and Qualifying Accounts ................    35

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Fairmount Chemical Co., Inc.:


We have audited the accompanying balance sheets of Fairmount Chemical Co., Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' (deficit) equity and comprehensive loss, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule - valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmount Chemical Co., Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                               /s/ KPMG LLP




March  22, 2002

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                     2001              2000
                                                 ------------      ------------
Net sales                                        $ 10,095,700      $ 11,808,100

Cost of goods sold                                 12,227,400        10,327,600
                                                 ------------      ------------
Gross (loss) profit                                (2,131,700)        1,480,500

Research & development                                398,900           401,900

Selling, general and
  administrative expenses                           1,997,400         1,988,500
                                                 ------------      ------------
   Operating loss                                  (4,528,000)         (909,900)

Interest expense                                     (212,700)         (181,300)
Interest income                                        68,700           133,400
Foreign currency exchange (Loss)                      (73,000)           (8,400)
Other income (expense), net                            14,000           (39,000)
Insurance proceeds, net                                53,100           333,100
                                                 ------------      ------------

Loss before income taxes                           (4,677,900)         (672,100)

Income taxes                                               --                 _
                                                 ------------      ------------
Net loss                                         $ (4,677,900)     $   (672,100)
                                                 ============      ============

Loss per share
   Basic                                         $       (.56)     $       (.08)
                                                 ============      ============
   Diluted                                       $       (.56)     $       (.08)
                                                 ============      ============

Common shares and equivalents outstanding
   Basic                                            8,292,866         8,292,866
                                                 ============      ============
   Diluted                                          8,292,866         8,292,866
                                                 ============      ============









                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                2001              2000
                                                            ------------      ------------
ASSETS
------
   CURRENT ASSETS:
         Cash                                               $    494,800      $  2,093,900
         Accounts receivable, less allowance
            for doubtful accounts of $59,700
            in 2001, and $20,600 in 2000                       1,242,100         1,913,400
         Inventories                                             884,900         2,700,100
         Prepaid expenses                                        124,100           124,100
         Other current assets                                      9,100            11,300
                                                            ------------      ------------
                  Total Current Assets                         2,755,000         6,842,800

         Property, plant and equipment
            Less accumulated depreciation of
            $6,245,800 and $5,756,800 in
            2001 and 2000, respectively                        3,576,400         3,938,900
         Other assets                                                700               700
                                                            ------------      ------------
                  Total Assets                              $  6,332,100      $ 10,782,400
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY
---------------------------------------------
   CURRENT LIABILITIES:
         Short-term bank borrowings                         $    700,000      $    200,000
         Accounts payable                                      1,719,300         1,590,400
         Accrued compensation                                      5,800           136,400
         Accrued pension liability                               130,400           153,000
         Other accrued liabilities                               276,700           399,600
         Accrued interest to affiliated parties                   62,200                --
         Promissory notes to affiliated parties                1,571,600                --
                                                            ------------      ------------
                  Total Current Liabilities                    4,466,000         2,479,400

         Promissory notes to affiliated parties                       --         1,571,600
         Accrued pension liability                               182,500           146,700

         Redeemable convertible Preferred stock,
            par and liquidation value $1 per share:
            Authorized - 10,000,000 shares:
            5,400,000 shares issued and outstanding
            (liquidation value $5,400,000)                     5,400,000         5,400,000
         Commitments and contingencies

         Stockholders' (Deficit) Equity:
            Common stock, par value $1 per share:
            Authorized - 15,000,000 shares;
            8,293,366 shares issued and 8,292,866
            outstanding in 2001 and 2000                       8,293,400         8,293,400
         Less: Treasury stock (at cost) - 500 shares                (500)             (500)
         Capital in excess of par value                        7,316,000         7,316,000
         Accumulated deficit                                 (18,924,700)      (14,246,800)
         Accumulated other comprehensive loss -
            additional minimum pension liability                (400,600)         (177,400)
                                                            ------------      ------------
         Total Stockholders' (Deficit) Equity                 (3,716,400)        1,184,700
                                                            ------------      ------------
   Total Liabilities and Stockholders' (Deficit) Equity     $  6,332,100      $ 10,782,400
                                                            ============      ============


                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                       AND
                               COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                       2001                              2000
                                            ---------------------------       ---------------------------
                                                           Comprehensive                     Comprehensive
                                                              (loss)                            (loss)
                                            ------------   ------------       ------------   ------------
Common stock:
      Balance at December 31                $  8,293,400                      $  8,293,400
           (8,293,366 shares)

Treasury stock:
      Balance at December 31,                       (500)                             (500)
           (500 shares)

Capital in excess of par value:                7,316,000                         7,316,000
      Balance at December 31,


Accumulated deficit:
      Balance at January 1                   (14,246,800)                      (13,574,700)
      Net loss                                (4,677,900)    (4,677,900)          (672,100)      (672,100)
                                            ------------                      ------------
      Balance at December 31,                (18,924,700)                      (14,246,800)

Accumulated other comprehensive
      loss:
           Balance at January 1                 (177,400)                          (97,200)
           Change in additional minimum
              pension liability                 (223,200)      (223,200)           (80,200)       (80,200)
                                                           ------------                      ------------
           Comprehensive loss                                (4,901,100)                         (752,300)
                                            ------------                      ------------
Balance at December, 31                         (400,600)                         (177,400)

                                            ------------                      ------------
Total Stockholders' (deficit) equity        $ (3,716,400)                     $  1,184,700
                                            ============                      ============











                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                    2001              2000
                                                                ------------      ------------
CASH FLOW USED IN OPERATING ACTIVITIES:
    Net loss                                                    $ (4,677,900)     $   (672,100)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
             Depreciation                                            489,000           552,400
             Insurance proceeds, net                                 (53,100)         (333,100)

   Increase (decrease) from changes in:
        Accounts receivable, net                                     671,300            71,700
        Inventories                                                1,815,200          (742,300)
        Prepaid expenses                                                  --           (10,000)
        Other current assets                                           2,200            (1,100)
        Accounts payable                                             128,900           764,200
        Accrued compensation                                        (130,600)           52,200
        Accrued interest to affiliated parties                        62,200                --
        Other liabilities                                           (332,900)           83,300
                                                                ------------      ------------
             Net Cash Flow Used In Operating Activities           (2,025,700)         (234,800)

CASH FLOW USED IN BY INVESTING ACTIVITIES:
    Capital expenditures                                            (126,500)         (685,500)
    Insurance proceeds, net                                           53,100           333,100
                                                                ------------      ------------
             Net Cash Used in Investing Activities                   (73,400)         (352,400)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
    Bank borrowings                                                  500,000           600,000
    Bank repayments                                                       --          (400,000)
                                                                ------------      ------------
             Net Cash Flow Provided by Financing Activities          500,000           200,000
                                                                ------------      ------------

DECREASE IN CASH                                                  (1,599,100)         (387,200)

    Cash at Beginning of Period                                    2,093,900         2,481,100
                                                                ------------      ------------
CASH AT END OF PERIOD                                           $    494,800      $  2,093,900
                                                                ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                               $     87,100      $    181,300
                                                                ============      ============
    Income taxes paid                                           $         --      $         --
                                                                ============      ============



                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
                     Years Ended December 31, 2001 and 2000
                          Notes to Financial Statements

NOTE 1.  GOING CONCERN

         Fairmount has reported substantial losses during the last three years and does not expect performance to improve during the first half of 2002. The Company's working capital, defined as current assets less current liabilities, decreased by $6,074,400 in 2001, resulting in negative working capital of $1,711,000 compared to working capital of $4,363,400 in 2000. These matters raise substantial doubt about Fairmount's ability to continue as a going concern. There is too much uncertainty for Fairmount to predict its short-term future prospects. If the promissory note holders demand payment as a result of the default on the interest payments as discussed in Note 5 or if Fairmount is unable to effect cost savings, enter into strategic alliances or a merger, achieve other short-term solutions or enter into an extension agreement with the bank, it may result in the Company not having sufficient capital to continuing its operations as presently conducted. In which event the Company may find it necessary to seek protection under Federal bankruptcy laws or other laws affecting debtor's and creditor's rights. Accordingly, the financial statements contain an explanatory paragraph in the Independent Auditors' Report relating to Fairmount's ability to continue as a going concern.

         On October 4, 2001, Fairmount laid off 13 production employees, or approximately 50 % of its production employees, and subsequently terminated two management employees. This action was necessary because of Fairmount's deteriorating business.

         One of Fairmount's major foreign customers reduced its purchases by 75% for the fourth quarter of 2001. Fairmount has not sold nor does it forecast selling any product to this customer during the first and second quarter of 2002. Another major customer, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The potential loss of this customer is expected to have a material adverse effect on Fairmount going forward since it accounted for $995,700 or 9.9 % of sales during year ended December 31, 2001, and $1,850,500 or 15.6 % of sales for the year ended December 31, 2000.

         During the second quarter of 2001, Fairmount started receiving orders for a hydrazine derivative product from a new customer. Worldwide sales to this customer were $2,445,600 in 2001 compared to none in 2000. In January 2002, Fairmount advised the customer that it could no longer supply the product under the same terms and conditions. As a consequence Fairmount does not anticipate significant sales of this product to this customer in 2002

         To meet its liquidity requirements, including its capital program, Fairmount accesses funds generated from operations, its available cash balances, and its bank line of credit with Fleet Bank in Princeton, New Jersey. From November 30, 2001 to March 2002 the credit facility was extended on a month to month basis. The Company is currently in the process of seeking an extension of this credit facility from Fleet Bank, with modified terms including a new maturity date of February 28, 2003. No assurance can be given that the bank and the Company will enter into a definitive extension agreement or that such agreement, if entered into, will be on the terms presently contemplated.

         In February 2002, the Newark Division of Water/Sewer notified Fairmount, that its 2002 sewer charge will be $659,900, an increase of $421,600 in anticipated cash outflows as compared to 2001. Fairmount is appealing this increase.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Fairmount Chemical Co., Inc. ("Fairmount" or "the Company") was incorporated in 1938 under New Jersey Law and is in the business of manufacturing and distributing specialty chemicals.

REVENUE

         Revenue is recognized upon shipment of product. The Company's terms are FOB shipping point and accordingly title for goods pass to the customer when product is shipped. Sales are generally final, without a right of return. If the product does not meet specifications, the Company may accept returns.
Notes to Financial Statements (Continued)

ACCOUNTS RECEIVABLE

         Trade accounts receivable are recorded at the invoice amount. Potential uncollectable amounts are recognized when in the judgment of management, collection is in doubt. There was a provision for bad debts $59,700 as of December 31, 2001 and $20,600 as of December 31, 2000.

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

         Depreciation expense was $489,000 and $552,400 in 2001 and 2000, respectively. The estimated useful lives of classes of assets are as follows:

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates include allowance for doubtful accounts, valuation of inventories and recoverability of long-lived assets. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally cash, accounts receivable, inventories, prepaid expenses, other current assets, short term borrowings, accounts payable, accrued compensation, accrued pension liability, other accrued liabilities, accrued interest to affiliated parties, and promissory notes to affiliated parties approximates their recorded value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION

         The Company is managed and operates as one business, which manufactures, distributes and sells specialty and fine organic chemicals. Accordingly, the Company does not have separate reporting segments as defined in SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information".

SHIPPING AND HANDLING COSTS

         Shipping and handling costs were $233,300 and $239,700 in 2001 and 2000, respectively, which are included in selling, general and administrative in the accompanying statements of operations.

ACCOUNTING CHANGES

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. This statement requires the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The implementation of this standard did not have a material effect on the Company's financial statements because the Company did not have any financial instruments entered into for trading or hedging purposes, nor does the Company currently have any derivative financial instruments or derivative commodity instruments outstanding at December 31, 2001.

         Fairmount adopted SFAS No. 141, "Business Combinations" for all business combinations after June 30, 2001. This standard requires that all business combinations be accounted for as using the purchase method, and it further clarifies the criteria for recognition of intangible assets separately from goodwill. Since June 30, 2001, there have been no business combinations.

NOTE 3.  INVENTORIES

         Inventories at December 31, consisted of:

                                                         2001           2000
                                                      ----------     ----------
         Finished goods                               $  752,400     $2,481,500
         Raw materials                                   132,500        218,600
                                                      ----------     ----------
                Total                                 $  884,900     $2,700,100
                                                      ==========     ==========

         The reserve for obsolete inventory was $249,400 and $167,700 at December 31, 2001 and 2000, respectively.


NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, by major classification, at December 31, 2001 and 2000 is summarized as follows:
                                                         2001           2000
                                                      ----------     ----------
         Land                                         $  259,300     $  259,300
         Buildings                                     3,899,500      3,899,500
         Machinery and  equipment                      5,389,500      5,266,800
         Vehicles                                         72,600         68,800
         Furniture and fixtures                          201,300        201,300
                                                      ----------     ----------
                                                       9,822,200      9,695,700
         Less:  Accumulated depreciation               6,245,800      5,756,800
                                                      ----------     ----------
                                                      $3,576,400     $3,938,900
                                                      ==========     ==========

         There was no construction in progress at December 31, 2001 and at December 31, 2000.


NOTE 5.  PROMISSORY NOTES/LONG-TERM PAYABLE TO AFFILIATED PARTIES

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
                                                      ----------
                                                      $1,571,600
                                                      ==========

         All of the promissory notes described above have similar terms and conditions. Interest is payable, at the corporate base rate posted by Citibank, N.A. (or its successor) on the last banking day of the previous calendar year. Interest on the unpaid principal from January 1, 2001 through December 31, 2001 is at the rate of 9.5% per annum. Interest payable from January 1, 2000 through December 31, 2000 is at the rate of 8.5% per annum. All of the promissory notes are subordinated to the Company's line of credit financing with Fleet Bank and are collaterized by security agreements on the Company's accounts receivables, inventories and personal property. The promissory note to the Leistner Estate for $491,600 is subordinated to the Company's line of credit financing with Fleet Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility.

         Interest paid on promissory notes to affiliated parties in 2001 was $87,100 and $133,600 in 2000. Because of the Company's financial difficulties, interest payments have not been made since July 2001. The total unpaid interest as of December 31, 2001 was $62,200. The failure to pay interest when due is an event of default which can be cured if payment is made within 15 days of written notice to Fairmount. No written notice has been received, however, failure to make interest payments is an event of default and, accordingly, the promissory notes have been reclassified to current liabilities.

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


NOTE 6.  LONG-TERM DEBT
                                                      2001             2000
                                                    --------         --------
         Working Capital Line of Credit -
         Current installment                        $700,000         $200,000
                                                    ========         ========

         The Company presently has a line of credit facility with Fleet Bank. From November 30, 2001 to March 2002 the credit facility was extended on a month to month basis. Borrowing is limited to $700,000, which is the amount currently outstanding, and the interest rate is prime +3 (7.75 % at December, 31, 2001). In addition any amounts that are repaid under the line of credit cannot be reborrowed. The bank has been given a first security interest in the accounts receivable, inventories and personal property of the Company. The Company is currently in the process of obtaining an extension of this credit facility from Fleet Bank, with modified terms including a new maturity date of February 28, 2003. No assurance can be given that the bank and the Company will enter into a definitive extension agreement or that such agreement, if entered into, will be on the terms presently contemplated.


NOTE 7.  STOCK OPTIONS

         On April 19, 1983, the stockholders approved an Incentive Stock Option Plan (the "1983 Plan"), which was adopted by the Board of Directors on August 17, 1982. As amended the 1983 Plan provides for granting incentive stock options to key employees to purchase not more than 500,000 shares of common stock of the Company. The option price per share cannot be less than the market price on date of grant. The option is exercisable after the optionee has been in the employ of the Company for at least one year after the date of grant (subject to limited exceptions) and may be exercised for a period of 10 years from the date of grant unless an earlier date is stated in the option.

         In addition to the incentive stock options, effective January 12, 1998, Dr. Reidar Halle, President of the Company was granted stock options to purchase One Million (1,000,000) shares of common stock, with a fair marker value of eleven cents ($.11) per share, at an exercise price of eleven cents ($.11) per share subject to the following vesting schedule

                    Vesting Date                   Exercisable Options
                    ------------                   -------------------
                  January 12, 1999                      334,000
                  January 12, 2000                      333,000
                  January 12, 2001                      333,000

         Stock option transactions for the years ended December 31, 2001 and 2000 are as follows:

                                     2001                             2000
                           -------------------------        -------------------------
                                          Weighed                          Weighed
                                          Average                          Average
                             Shares    Exercise Price         Shares    Exercise Price
                           -------------------------        -------------------------
Outstanding at
beginning of the year      1,059,000            $.18        1,072,500            $.17

Granted                           --                                               --

Forfeited                     17,500           $1.00           13,500           $1.00

Expired                           --              --               --              --
-------------------------------------------------------------------------------------
Outstanding at
end of the year            1,041,500            $.15        1,059,000            $.18
-------------------------------------------------------------------------------------
Exercisable                1,041,500            $.15          726,000            $.18
=====================================================================================
Weighted fair market value
of the grants during the year                   $ --                             $ --
=====================================================================================

         All stock options outstanding as of December 31, 2001 and 2000 are exercisable at $.11 to $1.00 per share. Stock options for 41,500 shares outstanding as of December 31, 2001 expire in one and a half years. Stock options for 1,000,000 shares outstanding as of December 31, 2001 expire in seven years.

         The fair value of each option was estimated on the date of the grant using the Black-Scholes value of 350 large general industrial public companies. The 2001 assumptions included in this estimation are as follows: risk free interest rate of 6.23 %, expected life of 10 years, volatility of 98 %, and dividend yield of 0 %. The 2000 assumptions included in this estimation are as follows: risk free interest rate of 6.23 %, expected life of 8.5 years, volatility of 98.0 %, and dividend yield of 0 %.

         Using the measurement principles of SFAS 123 "Accounting for Stock Based Compensation", the proforma effect on net loss of reporting incremental compensation expense would have been a increase in net loss of $20,200 and $36,600 in 2001 and 2000, respectively. Accordingly, proforma net loss would have been $(4,698,100) in 2001 and $(708,700) in 2000. In addition, proforma basic and diluted loss per share would have been $(.57) in 2000, and $ (.09) in 2000.

NOTE 8.  PENSION PLAN

         The Company has a defined benefit pension plan covering all of its employees. The benefits are based on years of service and the employees' compensation. The Company's funding policy is to contribute annually the statutory minimum. In 2001, the Company's contribution was $340,100 in and its 2000 contribution was $232,700. Assets of the plan are held by an insurance company in guaranteed annuity contracts.

         The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 2001, and 2000.

Actuarial present value of benefit obligation:

                                                               2001              2000
                                                           ------------      ------------
Vested benefit obligation                                  $  3,886,200      $  3,665,700
                                                           ------------      ------------

Accumulated benefit obligation                             $  3,984,200      $  3,725,500
                                                           ------------      ------------
Change in projected benefit obligation
     Projected benefit obligation at beginning of year     $ (3,930,400)     $ (3,760,500)
     Service Cost less expense component                       (101,400)         (119,500)
     Interest Cost                                             (291,500)         (283,900)
     Actuarial loss                                            (189,900)          (40,900)
     Benefits Paid                                              303,300           274,700
                                                           ------------      ------------
     Projected benefits Obligation at end of year            (4,209,900)       (3,930,100)
Change in plan assets
     Fair Value of Plan Assets at beginning of year           3,425,900         3,278,800
     Actual Return on Plan Assets                               223,700           204,100
     Employer Contribution                                      340,100           232,700
     Benefits Paid and Expenses                                (318,400)         (289,700)
                                                           ------------      ------------
     Fair Market Value of Plan Assets at end of year          3,671,300         3,425,900
                                                           ------------      ------------
Fund status                                                    (538,600)         (504,200)

Unrecognized net obligation                                          --            10,900
Unrecognized prior service cost                                 (14,700)          (28,100)
Unrecognized net loss                                           641,000           399,300
                                                           ------------      ------------
Prepaid (Accrued) benefit cost recognized in the
financial statements                                             87,700          (122,100)
                                                           ============      ============

Amount recognized in the statement of
financial position consist of
          Accrued benefit liability                            (312,900)         (299,500)
          Accumulated other comprehensive loss                  400,600           177,400
                                                           ------------      ------------
Net amount recognized                                            87,700          (122,100)
                                                           ============      ============

Reconciliation of Prepaid/(Accrued):
          Accrued Pension Cost at beginning of year            (122,100)         (201,800)
          Minus Net Periodic Pension Cost                      (130,300)         (153,000)
          Plus Contribution                                     340,100           232,700
                                                           ------------      ------------
                                                                 87,700          (122,100)
                                                           ============      ============

         Net pension cost included in operating results for 2001 and 2000 amounted to $130,300 and $153,000, respectively, and was comprised of the following:

         Service cost with expense component                  $ 116,400         $ 134,500

         Interest Cost                                          291,500           283,900

         Expected return on plan assets                        (275,300)         (263,100)

         Net amortization and deferral                           (2,500)           (2,300)

         Recognized actuarial loss                                  200                --
                                                              ---------         ---------
         Total net pension cost                               $ 130,300         $ 153,000
                                                              =========         =========

         The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation, the accumulated benefit obligation, and vested benefit obligation as of December 31, 2001 was 7.25% and 2000 was 7.75 % and future salaries increases of 5.0 % per annum plus the component for merit and promotion and expected return on assets of 8.0 %, respectively.

         The provisions of SFAS No. 87, "Employees Accounting for Pensions", requires recognition in the balance sheet of an additional minimum liability when accumulated benefits are in excess of plan assets. The Company recorded an increase of $223,200 and $80,200, to the additional minimum liability in 2001 and 2000, respectively. The adjustment had no effect on operations but was accounted for as a component of stockholders' (deficit) equity.


NOTE 9.  INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 2001 and 2000 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

                                                       2001            2000
                                                   ------------    ------------
         Computed "expected" tax (benefit)         $ (1,590,500)   $   (228,500)
         State tax net of federal benefit              (276,000)        (39,000)
         Change in valuation allowance                1,855,800         262,400
         Non-deductible penalties                         4,600           1,700
         Non-deductible travel and entertainment          6,100           3,400
                                                   ------------    ------------
                                                   $        -0-    $        -0-
                                                   ============    ============

         The temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below.
                                                       2001            2000
                                                   ------------    ------------
Deferred tax assets:
         Charitable contribution                   $      3,300    $      2,000
         Pension                                             --         101,000
         Interest                                       219,900         195,000
         Inventory                                      112,400          86,000
         Research and development tax credits           434,000         434,000
         Net operating loss - state                     439,300         158,400
         Net operating loss - Federal                 6,066,600       4,459,000
                                                   ------------    ------------
Total deferred tax assets                             7,275,500       5,435,400
Valuation allowance                                  (6,580,200)     (4,724,400)
                                                   ------------    ------------
Net deferred tax assets                                 695,300         711,000

Deferred tax liability:
  Pension                                               (66,800)             --
  Depreciation deferred tax credit                     (628,500)       (711,000)
                                                   ============    ============
Net deferred tax asset                             $        -0-    $        -0-
                                                   ============    ============

         At December 31, 2001, a valuation allowance of $6,580,200 was recorded against deferred tax assets in excess of deferred tax liabilities since the Company believes that it is more likely than not that these asstes will not be realized. The net change in the valuation allowance for the years ended December 31, 2001 and 2000 were increases of $1,855,800 and $262,400, respectively, related primarily to additional net losses incurred by the Company. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has Federal and state net operating loss carryforwards of approximately $17,800,000 and $7,400,000, respectively, which expire in years 2002 through 2021.

NOTE 10. NET LOSS PER SHARE

         Basic loss per share is based on the net loss of the Company since there were no preferred dividends paid in 2001 and 2000. Due to the Company reporting losses for 2001 and 2000, the exercise of options and the conversion of the preferred stock is not assumed, as the result would be anti-dilutive. As of December 31, 2001 there were 1,041,500 options outstanding and exercisable.


NOTE 11. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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


NOTE 12. FOREIGN SALES AND MAJOR CUSTOMERS

         The business of the Company is the manufacturing and distribution of chemical products both domestically and internationally. Export sales in 2001 and 2000 amounted to $3,723,400 and $4,109,700, respectively. During 2001, three customers accounted for approximately 47.8% of the Company's sales. During 2000, two customers accounted for approximately 37.5% of the Company's sales. The loss of one of these customers could have a material adverse effect on the Company's business.

         Major foreign geographical areas contributed the following percentages to net sales:
                                                     2001             2000
                                                     ----             ----
         Europe, (Primarily Germany,
         Belgium, and England                        29.5%            27.1%
         Asia (Primarily Israel)                      6.4%             6.5%
         North and South America                       .9%             1.2%


NOTE 13. ENVIRONMENTAL MATTERS AND COMMITMENTS AND CONTINGENCIES

         The Company has received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that during the 1970's the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the EPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible party will bring claims against the Company alleging that it is at least partially responsible for the contamination. To date, no litigation has commenced with respect to these matters.

         The New York State Department of Environment Conservation filed a lawsuit against certain Potentially Responsible Parties ("PRP") for contamination of the Hexagon Laboratories, Inc. site in the Bronx, New York ("Hexagon" and the "Site"). Information obtained from records removed from the Site indicate that Fairmount entered into a toll charging/custom manufacturing agreement with Hexagon though it is not clear as to whether any materials were ever shipped by Fairmount to Hexagon. Fairmount has received notice that it is considered a PRP and has received an offer to enter into settlement negotiations. Fairmount has not been named as a party to the existing lawsuit and has not been presented with sufficient evidence to conduct settlement negotiations.

         Environmental compliance, waste disposal and regulatory fees totaled approximately $50,400 in 2001 and $97,300 in 2000. These costs are included in general and administrative expenses.

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

         On October 10, 2000, a breach of contract claim was brought against the Company in the Worcester Superior Court of the Commonwealth of Massachusetts. The plaintiff alleges that a defective component chemical used in the plaintiff's manufacturing process was supplied by Fairmount. This action has been moved from Worcester Superior Court to the Federal District Court for the Western District of Massachusetts and was settled on July 9, 2001, for an immaterial amount.

         The Company is subject to various other claims, and other routine litigation arising in the normal course of its business. Management believes that the resolution of such matters will not have a material adverse affect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.


NOTE 14. INSURANCE PROCEEDS

         On November 10, 1999 a fire destroyed certain equipment and a portion of the roof in one of the production buildings. No employees were injured. The fire had an adverse effect on operations during the first half of 2000. The Company started to conduct normal operations in the building during the second half of 2000.

         The Company received $100,000 in March 2000 and $233,100 in May 2000, from its property insurance carrier in settlement for its property losses caused by the fire. During 2001, Fairmount received insurance proceeds of $53,100, for property damaged caused by a delivery truck.

NOTE 15. NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, Fairmount will adopt SFAS No. 142, "Goodwill and Other Intangible Assets" for existing and other intangible assets. This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires annual testing for impairment. This standard requires the assignment of assets acquired and liabilities assumed, including goodwill, to reporting units for the purpose of goodwill impairment testing. Under the provisions of this standard upon adoption, any impairment of goodwill as well as the unamortized balance of negative goodwill will be written off and recognized as a cumulative effect of a change in accounting principle effective January 1, 2002. Fairmount has no unamortized goodwill and other intangible asset at December 31, 2001.

         Effective January 1, 2002, Fairmount will adopt SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. Adoption of this standard should not have a material impact on the Fairmount's financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations". This standard establishes for accounting for obligations associated with the retirement of tangible long-lived assets. The standard is required to be adopted beginning on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         N/A


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE ISSUER,
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------

         Incorporated by reference to Fairmount's 2001 Definitive Proxy
Statement.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         Incorporated by reference to Fairmount's 2001 Definitive Proxy
Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         Incorporated by reference to Fairmount's 2001 Definitive Proxy
Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         Incorporated by reference to Fairmount's 2001 Definitive Proxy
Statement.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  Exhibits

              The following are made exhibits to this Form 10KSB and are numbered in conformity to the numbering system provided in Item 601 of regulation S-B.

              3.1 Restated Certificate of Incorporation filed June 8, 1994 with the Secretary of the State of New Jersey, incorporated by reference from Fairmount's Form 10-KSB for the fiscal year ending December 31, 1994 (Exhibit 3.1.)

              3.2 By-laws as last amended February 21, 1984, incorporated by reference from Fairmount's Form 10-K for the fiscal year ending December 31, 1983

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

              10.1 Employment agreement between Reidar Halle (Employee) and Fairmount incorporated by reference from Fairmount's Form 10-QSB for the quarter ending June 30, 1998 as Exhibit 10

              10.2 Incentive Stock Option Plan, incorporated by reference to Fairmount's Definitive Proxy Statement for its Annual Meeting of Stockholders held April 19, 1983 (Exhibit A), and amendment thereto, incorporated by reference from the Fairmount's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 15, 1985 (Exhibit A); Incentive Stock Option Plan, as amended in 1988, incorporated by reference from Fairmount's Form 10-K for the fiscal year ending December 31, 1988 (Exhibit 10); and amendment to Incentive Stock Option Plan in 1991, incorporated by reference to Fairmount's Definitive Proxy Statement for its Annual Meeting of Stockholders held May 6, 1991 (Exhibit A).

              10.3 Amended employment agreement between Reidar Halle (employee) and Fairmount, attached to this Form10-KSB.

              10.4 Engagement agreement between Jerrel Branson and Fairmount, attached to this Form 10 KSB

              10.5 By-laws as last amended as of January 23, 2002, attached to this Form10-KSB.

              23.1  Consent of KPMG LLP, Independent Auditors.


         (b)  Reports on Form 8-K during the last quarter of 2001

                    On October 19, 2001, the Company filed a Form 8-K (Date of
              Report: December 4, 2001) with the SEC in which the Company reported, as an Item 5 event that on October 4, 2001, Fairmount laid off 13 production employees, or approximately 50% of its production employees, and subsequently terminated two management employees.

                    On December 17, 2001, the Company filed a Form 8-K (Date of
              Report: December 6, 2001) with the SEC, in which the Company reported as an Item 5 event that its line of credit with Fleet National Bank in the amount of $700,000 was to become due and payable on November 30, 2001.


         (c) Financial statement schedule - Schedule II Valuation and Qualifying Accounts

SIGNATURES
----------

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            FAIRMOUNT CHEMICAL CO., INC.
                                            ---------------------------------
                                            Registrant




         April 11, 2002                     By: /s/ Jerrel Branson
                                                -----------------------------
                                                Jerrel Branson
                                                Chief Executive Officer
                                                (Principal Executive Officer)


         April 11, 2002                     By: /s/ Reidar Halle
                                                -----------------------------
                                                Dr. Reidar Halle
                                                President



         April 11, 2002                     By: /s/ William C. Kaltnecker
                                                -----------------------------
                                                William C. Kaltnecker
                                                Controller/Treasurer
                                                (Principal Financial Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                    TITLE                                DATE
---------                    -----                                ----


By: /s/ Jerrel Branson       Director, Chief Executive Officer    April 11, 2002
-----------------------                                           --------------
(Jerrel Branson)




By: /s/ Reidar Halle         Director, President                  April 11, 2002
-----------------------                                           --------------
(Dr. Reidar Halle)




By: /s/ Beno Hubler          Director                             April 11, 2002
-----------------------                                           --------------
(Beno Hubler)




By: /s/ Marshall Beil        Director                             April 12, 2002
-----------------------                                           --------------
(Marshall Beil)




By: /s/ Richard Mizrack      Director                             April 12, 2002
-----------------------                                           --------------
(Richard Mizrack)




By: /s/ Glen da Mota         Director                             April 11, 2002
-----------------------                                           --------------
(Glen da Mota)

                          FAIRMOUNT CHEMICAL CO., INC.
                        Valuation and Qualifying Accounts
                     Years Ended December 31, 2001 and 2000


                                                                     Schedule II



                                    Balance at    Charged to    Charged to                  Balance at
                                    Beginning     Cost and        Other                        End
Description                          of Year      Expenses      Accounts     Deductions      of Year
-----------                         ---------     ---------     ---------     ---------     ---------
Allowance for doubtful accounts
    Year ended
         December 31, 2000                 --     $  20,600            --            --     $  20,600
         December 31, 2001          $  20,600     $  43,300            --     $   4,200     $  59,700


Reserve for obsolete inventory
    Year ended
         December 31, 2000          $ 142,100     $  25,600                                 $ 167,700
         December 31, 2001          $ 167,700     $ 131,900            --     $  50,200     $ 249,400
