Form 10QSB
period 2002-03-31
FAIRMOUNT CHEMICAL CO INC
filed 2002-05-23
CIK 34296

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB




   [X] Quarterly Report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended   March 31, 2002
                                         --------------

   [_]  Transition Report Under Section 13 or 15 (d) of the Exchange Act

        For the transition period from __________ to __________



        Commission file Number       1-4591
                                  ------------



                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


          New Jersey                                             22-0900720
-------------------------------                                --------------
(State of other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                     117 Blanchard Street, Newark, NJ 07105
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (973) 344-5790
                           ---------------------------
                           (Issuer's telephone number)



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

     Common Stock, $1 Par Value - 8,292,866 shares outstanding as of May 10,
2002

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

================================================================================

                                      INDEX
                                      -----


                                                                            PAGE
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Operations
                  Three months ended March 31, 2002 and 2001                  3

                  Balance Sheets
                  March 31, 2002 and December 31, 2001                        4

                  Statement of Changes in Stockholders' (Deficit)
                  Equity and Comprehensive Loss for the three
                  months ended March 31, 2002 and 2001                        5

                  Statements of Cash Flows
                  Three months ended March 31, 2002 and 2001                  6

                  Notes to Financial Statements                          7 - 13



         Item 2.  Management's Discussion and Analysis
                  or Plan of Operations                                 14 - 18





PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          19

         Item 2.  Changes in Securities                                      19

         Item 3.  Defaults upon Senior Securities                            19

         Item 4.  Submission of Matters to Vote of Securities Holders        19

         Item 5.  Other Information                                          19

         Item 6.  Exhibits and Reports on Form 8-K                      19 - 20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     THREE MONTHS ENDED
                                             ----------------------------------
                                             MARCH 31, 2002      MARCH 31, 2001
                                             --------------      --------------
Net sales                                    $    1,428,400      $    2,784,000

Cost of goods sold                                1,586,500           2,860,000
                                             --------------      --------------

Gross loss                                         (158,100)            (76,000)

Research & development                               87,300             102,500

Selling, general and administrative expense         449,400             520,700
                                             --------------      --------------

        Operating loss                             (694,800)           (699,200)

Interest expense, net                               (43,700)            (30,100)

Foreign currency exchange loss                           --             (50,800)

Other expenses, net                                  (1,300)            (10,000)
                                             --------------      --------------

Net loss before income taxes                       (739,800)           (790,100)

Income taxes                                             --                  --
                                             --------------      --------------
        Net loss                             $     (739,800)     $     (790,100)
                                             ==============      ==============

Loss per share

     Basic                                   $         (.09)     $         (.10)
                                             ==============      ==============
     Diluted                                 $         (.09)     $         (.10)
                                             ==============      ==============

Common shares and equivalents outstanding

     Basic                                        8,292,866           8,292,866
                                             ==============      ==============
     Diluted                                      8,292,866           8,292,866
                                             ==============      ==============

                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
                                 BALANCE SHEETS


                                                              MARCH 31,        DECEMBER 31,
                                                                2002               2001
                                                            ------------       ------------
                                                             (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash                                                   $    313,000       $    494,800
     Accounts receivable, less allowance for doubtful
        accounts of $59,700 in 2002 and 2001                     940,900          1,242,100
     Inventories                                                 972,300            884,900
     Prepaid expenses                                             74,700            124,100
     Other current assets                                          9,000              9,100
                                                            ------------       ------------
              Total Current Assets                             2,309,900          2,755,000

     Property, plant and equipment Less accumulated
        depreciation of $6,371,500 and $6,245,800 in
        2002 and 2001, respectively                            3,450,700          3,576,400
     Other assets                                                    700                700
                                                            ------------       ------------
        Total Assets                                        $  5,761,300       $  6,332,100
                                                            ============       ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
     Short-term bank borrowings                                  700,000            700,000
     Promissory note payable                                     673,600                 --
     Accounts payable                                          1,138,100          1,725,100
     Accrued pension liability                                   167,300            130,400
     Accrued interest to affiliated parties                       80,900             62,200
     Other accrued liabilities                                   486,000            276,700
     Promissory notes to affiliated parties                    1,571,600          1,571,600
                                                            ------------       ------------
              Total Current Liabilities                        4,817,500          4,466,000

     Accrued pension liability                                        --            182,500

     Redeemable convertible preferred stock, par and
        liquidation value $1 per share:
        Authorized - 10,000,000 shares: 5,400,000
        shares issued and outstanding (liquidation
        value $5,400,000)                                      5,400,000          5,400,000
     Commitments and contingencies

     Stockholders' Deficit:
        Common stock, par value $1 per share:
        Authorized - 15,000,000 shares; 8,293,366
        shares issued and outstanding in 2002 and 2001         8,293,400          8,293,400
     Less: Treasury stock (at cost) - 500 shares                    (500)              (500)
     Capital in excess of par value                            7,316,000          7,316,000
     Accumulated deficit                                     (19,664,500)       (18,924,700)
     Accumulated other comprehensive loss -
        additional minimum pension liability                    (400,600)          (400,600)
                                                            ------------       ------------
              Total Stockholders' Deficit                     (4,456,200)        (3,716,400)
                                                            ------------       ------------
        Total Liabilities and Stockholders' Deficit         $  5,761,300       $  6,332,100
                                                            ============       ============

                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                               THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------------------------------------
                                                       2002                                  2001
                                          -------------------------------       -------------------------------
                                                             COMPREHENSIVE                         COMPREHENSIVE
                                                                 LOSS                                  LOSS
                                                             ------------                          ------------
Common stock:
   Balance at March 31,                      8,293,400                             8,293,400
   (8,293,366 shares)

Capital in excess of par value:              7,316,000                             7,316,000
   Balance at March 31,


Accumulated deficit:
   Balance at January 1,                   (18,924,700)                          (14,246,800)
   Net loss                                   (739,800)          (739,800)          (790,100)          (790,100)
                                          ------------                          ------------
   Balance at March 31,                    (19,664,500)                          (15,036,900)

Accumulated other comprehensive loss:
   Balance at January 1,                      (400,600)                             (177,400)
                                                             ------------                          ------------
   Comprehensive loss                                            (739,800)                             (790,100)

                                          ------------                          ------------
Balance at March 31,                          (400,600)                             (177,400)

Treasury stock:
   Balance at March 31,                           (500)                                 (500)
   (500 shares)
                                          ------------                          ------------
Total Stockholders' (Deficit) Equity      $ (4,456,200)                         $    394,600
                                          ============                          ============





                 See accompanying notes to financial statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------
                                                                  2002               2001
                                                              ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                   $   (739,800)      $   (790,100)
   Adjustments to reconcile net loss to
      net cash used in operating activities
   Depreciation                                                    125,700            165,000
   Increase (decrease) from changes in:
      Accounts receivable-trade                                    301,200           (536,300)
      Inventories                                                  (87,400)           (90,500)
      Prepaid expenses                                              49,400            (18,000)
      Other current assets                                             100             (5,600)
      Accounts payable                                              86,600             70,800
      Accrued interested to affiliated parties                      18,700                 --
      Other liabilities                                             63,700           (123,700)
                                                              ------------       ------------
           Net Cash Used in Operating Activities                  (181,800)        (1,327,400)

CASH FLOW USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                 --            (26,200)
                                                              ------------       ------------
   Net Cash Used In Investing Activities                                --            (26,200)

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
   Bank borrowing                                                       --            500,000
                                                              ------------       ------------
           Net Cash Provided by Financing Activities                    --            500,000
                                                              ------------       ------------

DECREASE IN CASH                                                  (181,800)          (853,600)

Cash at Beginning of Period                                        494,800          2,093,900
                                                              ------------       ------------

CASH AT END OF PERIOD                                         $    313,000       $  1,240,300
                                                              ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                 $     27,500       $     60,400
                                                              ============       ============
Income taxes paid                                             $         --       $         --
                                                              ============       ============

NON CASH FINANCING ACTIVITIES
   Reclassification of accounts payable to note  payable      $    673,600       $         --
                                                              ============       ============


                 See accompanying notes to financial statements

                           FAIRMOUNT CHEMICAL CO., INC.
                           ----------------------------
                          NOTES TO FINANCIAL STATEMENTS

                           March 31, 2002 (Unaudited)


NOTE 1. GOING CONCERN

     The December 31, 2001 financial statements contain an explanatory paragraph in the Independent Auditor's Report relating to Fairmount's ability to continue as a going concern. Fairmount has reported substantial losses during the last three years and does not expect performance to improve during the first half of 2002. The Company's working capital, defined as current assets less current liabilities, decreased by $796,600 in the three months ended March 31, 2002, resulting in negative working capital of $2,507,600 compared to a negative working capital of $1,711,000 as of December 31, 2001. These matters raise substantial doubt about Fairmount's ability to continue as a going concern. There is too much uncertainty for Fairmount to predict its short-term future prospects. If the promissory note holders demand payment as a result of the default on principal and interest payments as discussed in Note 4, and 5, or if Fairmount is unable to effect cost savings, enter into strategic alliances or a merger, and achieve other short-term solutions, it may result in the Company not having sufficient capital to continue its operations as presently conducted. In which event, the Company may find it necessary to seek protection under Federal bankruptcy laws or other laws affecting debtor's and creditor's rights.

     On October 4, 2001, Fairmount laid off 13 production employees, or approximately 50% of its production employees, and subsequently terminated two management employees. This action was necessary because of Fairmount's deteriorating business. During the first quarter of 2002, Fairmount terminated one administrative and two sales/marketing employees.

     One of Fairmount's major foreign customers reduced its purchases by 75% in the fourth quarter of 2001. Because of the low selling price, high cost of production and the strong dollar, Fairmount has not pursued this business. Another major customer, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The potential loss of this customer is expected to have a material adverse effect on Fairmount going forward since sales to Polaroid during the first quarter of 2002 were $156,600, compared to $343,800 during the same period of 2001. Polaroid accounted for $995,700 or 9.9% of sales during year ended December 31, 2001.

     During the second quarter of 2001, Fairmount started receiving orders for a hydrazine derivative product from a new customer. Worldwide sales to this customer were $2,445,600 in 2001, compared to none in 2000. In January 2002, Fairmount advised the customer that it could no longer supply the product under the same terms and conditions. As a consequence, Fairmount does not anticipate significant sales of the product to this customer in 2002.

     To meet its liquidity requirements, including its capital program, Fairmount relies upon funds generated from operations, its available cash balances, and its bank line of credit with Fleet Bank in Princeton, New Jersey. From November 30, 2001 to March 2002, the credit facility was extended on a month to month basis. The Company entered into an extension agreement effective February 28, 2002, with modified terms including a new maturity date of February 28, 2003.

     In February 2002, the Newark Division of Water/Sewer notified Fairmount that the Company's 2002 annual sewer charge will be $659,900, an increase of $421,600 in anticipated cash outflows as compared to 2001. Fairmount is appealing this increase.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Fairmount Chemical Co., Inc. ("Fairmount" or "the Company") was incorporated in 1938 under the laws of the State of New Jersey and is in the business of manufacturing and distributing specialty chemicals.

REVENUE

     Revenue is recognized upon shipment of product. The Company's terms are FOB shipping point and, accordingly, title for goods pass to the customer when product is shipped. Sales are generally final, without a right of return. If the product does not meet specifications, the Company may accept returns.

ACCOUNTS RECEIVABLE

     Trade accounts receivable are recorded at the invoice amount. Potential uncollectable amounts are recognized when, in the judgment of management, collection is in doubt. There was a provision for bad debts $59,700 as of March 31, 2002 and December 31, 2001.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally cash, accounts receivable, inventories, prepaid expenses, other current assets, short term bank borrowings, promissory note payable, accounts payable, accrued pension liability, other accrued liabilities, accrued interest to affiliated parties, and promissory notes to affiliated parties approximates their recorded value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

NOTE 3. INVENTORIES

     Inventories at March 31, 2002 and December 31, 2001 consisted of:

                                MARCH 31,          DECEMBER 31,
                                   2002                2001
                                ---------           ---------
        Finished goods          $ 856,900           $ 752,400
        Raw materials             115,400             132,500
                                ---------           ---------
                 Total          $ 972,300           $ 884,900
                                =========           =========

     The reserve for obsolete inventory was $249,400 at March 31, 2002 and December 31, 2001.

NOTE 4. PROMISSORY NOTES/LONG-TERM PAYABLE TO AFFILIATED PARTIES

     As of January 1, 1993, the Company owed William E. Leistner $5,603,700 (the "Leistner Loan"). At the Board meeting following the 1993 Annual Meeting, the board approved the sale of 5,400,000 shares of cumulative convertible preferred stock, $1.00 par value per share, in a private transaction to Leistner, the Company's principal stockholder, in consideration of retirement of debt owed to Leistner of $5,400,000. The balance of the Leistner Loan was paid out of corporate funds of approximately $203,700 during May 1993. This transaction retired the principal of the Leistner Loan. Accrued interest of $491,600 remained. On July 2, 1997, the Company replaced the $491,600 balance of the Leistner Loan that was due April 1, 1998, with a promissory note to the Leistner Estate for the same amount, due January 1, 2005.

     On March 20, 1992, a Credit Facility Loan Agreement ("Credit Facility") was created with monies contributed to a fund (the "Fairmount Fund") by William E. Leistner and the Estate of Olga H. Knoepke. At that date, the Fairmount Fund provided the Company with a $2,494,000 credit facility under which all borrowings paid interest at the rate of 5% per annum. The outstanding borrowings from the Credit Facility were $1,080,000. On July 2, 1997, the Credit Facility was terminated and the Company replaced the $1,080,000 of credit facility borrowings with new promissory notes due January 1, 2005. The Leistner Estate received a note for $648,000. Three additional notes were issued to beneficiaries of the Knoepke Estate. These three notes were issued to the Da Mota Family Partnership - $224,640, Glen Da Mota - $142,560 and Lynn Da Mota - $64,800. Accordingly, notes held by affiliates are as follows:

     Promissory Notes:
               Leistner Trust                   $   491,600
               Leistner Trust                       648,000
               Da Mota Family Partnership           224,640
               Glen Da Mota                         142,560
               Lynn Da Mota                          64,800
                                                -----------
                                                $ 1,571,600

     All of the promissory notes described above have similar terms and conditions. Interest is payable, at the corporate base rate posted by Citibank, N.A. (or its successor) on the last banking day of the previous calendar year. Interest on the unpaid principal for 2002 is at the rate of 4.75% per annum. Interest payable from January 1, 2001 through December 31, 2001 was at the rate of

9.5% per annum. All of the promissory notes are subordinated to the Company's line of credit financing with Fleet Bank and are collaterized by security agreements on the Company's accounts receivables, inventories and personal property. The promissory note to the Leistner Estate for $491,600 is subordinated to the Company's line of credit financing with Fleet Bank and to the new promissory notes, totaling $1,080,000, that replaced the Credit Facility.

     On October 9, 1997, the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust (the "Trust"). The Trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of the Company, as well as the promissory notes held by the Leistner Estate. Howard Leistner, Hedi Mizrack and Gilbert Leistner have sole voting rights to their common stock holdings.

     Interest paid on promissory notes to affiliated parties in during the three months ended March 31, 2001 was $37,300. However, because of the Fairmount's financial difficulties, interest payments have not been made since July 2001. The total unpaid interest as of March 31, 2002 was $80,900. The failure to pay interest when due is an event of default which can be cured if payment is made within 15 days of written notice to Fairmount. No written notice has been received, however, failure to make interest payments is an event of default and, accordingly, the promissory notes have been reclassified to current liabilities.


NOTE 5. PROMISSORY NOTE PAYABLE

     As of March 1, 2002, Fairmount owed Bayer Corporation approximately $673,600 for raw material purchases. Fairmount issued a promissory note (the "Note") to Bayer for the amount owed as of March 1, 2002. The Note matures February 1, 2003, and includes a payment schedule. Non-payment is an event of default and interest of 10% on the unpaid principal balance will accrue until the default is cured. The Note contains a "confession of judgment" provision, which may result in a court judgment being entered against Fairmount, upon written notice but without a hearing, and that the Company's real estate may be sold on a writ of execution. Fairmount failed to make the required payments for April and May 2002 and, as of May 2, 2002, the Company is in default of payments totaling $151,300, including interest of $11,300.


NOTE 6. LONG-TERM DEBT
                                             MARCH 31,    DECEMBER 31,
                                               2002           2001
                                             --------       --------

     Working Capital Line of Credit -
     Current installment                     $700,000       $700,000
                                             ========       ========

     The Company presently has a line of credit facility with Fleet Bank. From November 30, 2001 to March 2002, the credit facility was extended on a month to month basis. In April 2002, Fairmount executed a definitive loan agreement, that extends the facility's maturity date to February 28, 2003. The extension terms include (a) an interest rate equal to the bank's prime rate plus 2%, (b) an extension fee equal to 2% of the maximum amount available under the facility (i.e., $700,000), (c) a continuation of the bank's existing security interest in Fairmount's accounts receivable, inventory, machinery and equipment, (d) principal repayment of $15,000 per month commencing May 2002 and (e) a cap on borrowings based upon a percentage of eligible accounts receivable and eligible finished goods inventory. The bank is entitled to receive warrants to purchase up to 200,000 shares of Fairmount's Common Stock at $.11 per share in connection with the extension of the facility. The warrants will expire March 1, 2005. In addition, if Fairmount sells, assigns or leases any of its trade secrets, processes, or technologies, Fairmount is obligated to pay Fleet Bank 50% of the net proceeds from such transaction, which shall be applied against the facility's outstanding principal.


NOTE 7. NET LOSS PER SHARE

     Basic loss per share is based on the net loss of the Company since there were no preferred dividends paid in 2001 and 2000. Due to the Company reporting losses for 2001 and 2000, the exercise of options and the conversion of the preferred stock is not assumed, as the result would be anti-dilutive. As of March 31, 2002, there were 1,041,500 stock options outstanding and exercisable, 41,500 with an exercise price of $1.00 per share and 1,000,000 with an exercise price of $.11 per share.


NOTE 8. FOREIGN SALES AND MAJOR CUSTOMERS

     One of Fairmount's major foreign customers reduced its purchases by 75% for the fourth quarter of 2001. Because of the low selling price, high cost of production and the stronger dollar, Fairmount has not pursued this business. Another major customer, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The potential loss of this customer is expected to have a material adverse effect on Fairmount going forward since Polaroid accounted for $156,600 in sales for the three months ended March 31, 2002 and $995,700 or 9.9 % of sales during year ended December 31, 2001.


NOTE 9. ENVIRONMENTAL MATTERS AND COMMITMENTS AND CONTINGENCIES

     The Company has received notice from the New Jersey Department of Environmental Protection ("NJDEP") that the NJDEP is investigating whether any material from the Company has caused or contributed to the contamination detected at the Ciuba landfill property in Newark. The NJDEP alleges that there is a possibility that, during the 1970's, the Company disposed of waste generated at the Company's facility through contracts with certain garbage removal companies located at the Ciuba landfill. The Company has also received notice from the United States Environmental Protection Agency ("USEPA") that the USEPA has information indicating that hazardous substances from the Company may have been discharged into the Passaic River. It is the Company's understanding that these allegations by the EPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that potentially responsible party will bring claims against the Company alleging that it is at least partially responsible for the contamination. To date, no litigation has commenced with respect to these matters.

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

     It is the Company's policy to accrue and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. These accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of the contamination, methods of remediation required and other actions by government agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years. The Company has not accrued cost associated with the above three matters, because the amounts cannot be reasonably estimated.

     Management does not believe that the resolution of such matters will have a material adverse affect on the financial position of the Company but could be material to the results of operations and cash flow of the Company in any one accounting period.

     On May 13, 1999, a toxic tort case was brought against the Company and other defendants by former employees, family members of the former employees or heirs of deceased former employees of La Gloria and Gas Company and the La Gloria Refinery located in Tyler, Texas. The claimants contended that the employee plaintiffs and their families were exposed to a number of toxic chemicals by working in and around the chemicals or with the chemicals at the La Gloria Plant and by second-hand exposure occurring as a result of the toxic substance being brought home on the clothing and bodies of the employee plaintiffs. Plaintiffs have sued the employer defendants and numerous manufacturers, suppliers, and distributors of chemicals, solvents and products supplied to the La Gloria Plant. The Company sold a hydrazine blend to La Gloria during 1990 and 1991. On October 21, 1999, the Federal Court granted defendants' motion to dismiss because of lack of subject matter jurisdiction. Claimants re-filed this cause of action in Texas state court in the District Court of Harrison County, Texas on December 15, 1999. Claimants' allegations in the state court petition are identical to the allegations discussed above. This claim was settled on June 26, 2001, for an immaterial amount.

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

     The Company also is subject to various other claims, and other routine litigation arising in the normal course of its business. Management believes that the resolution of such matters will not have a material adverse affect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.


NOTE 10. NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, Fairmount adopted SFAS No. 142, "Goodwill and Other Intangible Assets" for existing and other intangible assets. This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires annual testing for impairment. This standard requires the assignment of assets acquired and liabilities assumed, including goodwill, to reporting units for the purpose of goodwill impairment testing. Fairmount had no unamortized goodwill and other intangible asset at December 31, 2001, consequently, adoption of the standard had no affect on Fairmount's financial statements.

     Effective January 1, 2002, Fairmount adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. Adoption of this standard did not have a material impact on the Fairmount's financial position or results of operations.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission on FASB Statement 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effect of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption. The adoption of SFAS No. 145 is not expected to have a significant impact on Fairmount's financial statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------  ----------------------------------------------------------
                                 March 31, 2002

Liquidity and Capital Resources
-------------------------------
     To meet its liquidity requirements, including its capital program, Fairmount relies upon funds generated from operations, its available cash balances, and its bank line of credit with Fleet Bank in Princeton, New Jersey. From November 30, 2001 to March 2002, the credit facility was extended on a month to month basis. In April 2002, Fairmount executed a definitive loan agreement that extends the facility's maturity date to February 28, 2003. The extension terms include (a) an interest rate equal to the bank's prime rate plus 2%, (b) an extension fee equal to 2% of the maximum amount available under the facility (i.e., $700,000), (c) a continuation of the bank's existing security interest in Fairmount's accounts receivable, inventory, machinery and equipment,
(d) principal repayment of $15,000 per month commencing May 2002 and (e) a cap on borrowings based upon a percentage of eligible accounts receivable and eligible finished goods inventory. The bank is entitle to receive warrants to purchase up to 200,000 shares of Fairmount's Common Stock at $.11 per share, in connection with the extension of the facility. The warrants will expire March 1, 2005. In addition, if Fairmount sells, assigns or leases any of its trade secrets, processes, or technologies, Fairmount is obligated to pay to Fleet Bank 50% of the net proceeds from such transaction, which amount shall be applied against the facility's outstanding principal.

     The December 31, 2001 financial statements contain an explanatory paragraph in the Independent Auditor's Report relating to Fairmount's ability to continue as a going concern. Fairmount has reported substantial losses during the last fiscal three years and does not expect performance to improve during the first half of 2002. On October 4, 2001, Fairmount laid off 13 production employees, or approximately 50% of its production employees, and subsequently terminated two management employees. During the first quarter of 2002, Fairmount terminated one administrative employee and two sales/marketing employees.

     One of Fairmount's major foreign customers reduced its purchases by 75% in the fourth quarter of 2001. Because of the low selling price, high cost of production and the stronger dollar, Fairmount has not pursued this business. Another major customer, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The potential loss of this customer is expected to have a material adverse effect on Fairmount going forward since Polaroid accounted for $156,600 of sales for the three months ended March 31, 2002 compared to $ 343,800 during the same period in 2001. Sales to Polaroid were $995,700 or 9.9 % of sales during year ended December 31, 2001.

     During the second quarter of 2001, Fairmount started receiving orders for a hydrazine derivative product from a new customer. Worldwide sales to this customer were $2,445,600 in 2001, compared to none in 2000. In January 2002, Fairmount advised the customer that it could no longer supply the product under the same terms and conditions. As a consequence, Fairmount does not anticipate sales of this product to the customer in 2002.

     As of March 1, 2002, Fairmount owed Bayer Corporation approximately $673,600 for raw material purchases. Fairmount issued a promissory note (the "Note") to Bayer for the amount owed as of March 1, 2002. The Note matures February 1, 2003, and includes a payment schedule. Non-payment is an event of default and interest of 10% on the unpaid principal balance will accrue until the default is cured. The Note contains a "confession of judgment" provision, which may result in a court judgment being entered against Fairmount, upon
written notice but                14
without a hearing, and that the Company's real estate may be sold on a writ of execution. Fairmount failed to make the required payments for April and May 2002 and, as of May 2, 2002, the Company is in default of payments totaling $151,300, including interest of $11,300.

     The Company's working capital, defined as current assets less current liabilities, decreased by $796,600 in the three months ended March 31, 2002, resulting in negative working capital of $2,507,600, compared to a negative working capital of $1,711,000 as of December 31, 2001. As of March 31, 2001, Fairmount's had working capital of $3,649,400. The decrease in working capital during the first quarter of 2002 was due to decreased accounts receivables of $301,200, decreased cash of $181,800 and increased other accrued liabilities of $209,000.

     In February 2002, the Newark Division of Water/Sewer notified Fairmount that its 2002 sewer charge will be $659,900, an increase of $421,600 in anticipated cash outflows as compared to 2001. Fairmount is appealing this increase.

     There is too much uncertainty for Fairmount to predict its short-term future prospects. If the promissory note holders demand payment as a result of the default on principal and interest payments as discussed in Note 4, and 5, or if Fairmount is unable to effect cost savings, enter into strategic alliances or a merger, and achieve other short-term solutions, it may result in the Company not having sufficient capital to continue its operations as presently conducted. In which event, the Company may find it necessary to seek protection under Federal bankruptcy laws or other laws affecting debtor's and creditor's rights.

New Accounting Pronouncements
-----------------------------
     Effective January 1, 2002, Fairmount adopted SFAS No. 142, "Goodwill and Other Intangible Assets" for existing and other intangible assets. This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires annual testing for impairment. This standard requires the assignment of assets acquired and liabilities assumed, including goodwill, to reporting units for the purpose of goodwill impairment testing. Fairmount had no unamortized goodwill and other intangible asset at December 31, 2001, consequently, adoption of the standard had no affect on Fairmount's financial statements.

     Effective January 1, 2002, Fairmount adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. Adoption of this standard did not have a material impact on the Fairmount's financial position or results of operations.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission on FASB Statement 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effect of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption. The adoption of SFAS No. 145 is not expected to have a significant impact on Fairmount's financial statements.

Results of Operations
---------------------
     Net sales for the three months ended March 31, 2002 were $1,428,200, a decrease of $1,355,600, or 48.7% as compared to 2001. The following sets forth revenues from the Company's various product lines and the change in such revenues from the prior comparable period.

                                              THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------
                                            2002          2001         CHANGE
                                        -----------   -----------   -----------
     Imaging & photographic chemicals   $   500,700   $   778,300   $  (277,600)
     Hydrazine blends                       471,600       446,000        25,600
     Hydrazine derivatives                  131,800       484,400      (352,600)
     Plastic additives                       51,900       787,800      (735,900)
     Specialty chemicals                    272,400       287,500       (15,100)
                                        -----------   -----------   -----------
                       Total            $ 1,428,400   $ 2,784,000   $(1,335,600)
                                        ===========   ===========   ===========

     One of Fairmount's major customers for imaging and photographic chemical, Polaroid Corporation, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The loss of this customer is expected to have a material adverse effect on Fairmount going forward since Polaroid accounted for $156,600 or 1.1% of sales during the three months ended March 31, 2002, and $343,800 or 1.2% during the three months ended March 31, 2001. Sales to Polaroid for the year ended December 31, 2001 were $995,700 or 9.9% of sales. In addition, the demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as the market for film diminishes due, in part, to new digital imaging technologies.

     Sale of plastic additives decreased to $51,900 during the three months ended March 31, 2002 from $787,800 during the three months ended March 31, 2001. Because of the low selling price, high cost of production and the strong dollar, Fairmount has not pursued this business during the first quarter of 2002.

     There were no material changes in sales of specialty chemicals during the three months ended March 31, 2002 compared to the same periods in 2001.

     The gross loss for the three months of March 31, 2002 was $158,100, compared to a gross loss of $76,000 for the first quarter of 2001. The increase in the gross loss was due lower sales volume somewhat offset by lower expenses and cost of production.

     Research and development expenses during the three months ended March 31, 2002 were $87,300, compared to $102,500 during the three months ended March 31, 2001. The main reason for the decrease was lower salaries during the first quarter of 2002.

     Selling, general and administrative expenses decreased by $71,300 in the first quarter of 2002 compared to the same period in 2001. Selling expenses decreased $72,500, and general and administrative expenses increased by $1,200 in the first quarter of 2002 compared to the first quarter of 2001 The primary reason for the decrease on selling expenses were lower commissions of $31,300, lower payroll and payroll related expenses of $13,800, lower travel related expenses of $9,200, and lower advertising expenses of $7,500.

     Interest expense was higher in the three months ended March 31, 2002, versus the same period in 2001, due to the increased interest on higher bank borrowings, interest on Bayer promissory note, somewhat off set by lower interest on the remaining debt owed to affiliated parties.

     During the three months ended March 31, 2001, Fairmount recorded a foreign exchange currency loss of approximately $50,800. There was no corresponding loss during the first quarter of 2002, because there were no sales to customers denominated in EURO currency.

     As a result of the above, the Company reported an operating loss of $739,800 in the three months ended March 31, 2002, compared to an operating loss of $790,100 in the same period of 2001

     As a result of the continuing operating losses no provision for income taxes has been recorded in the financial statements of the Company and the Company has reserved fully against its net deferred tax asset.

Forward Looking Statements

     This document contains forward-looking statements that involve risks and uncertainties that could cause the results of Fairmount to differ materially from those expressed or implied by such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These risks include the timely development, production and acceptance of new products and services; competition; the flow of products into third-party distribution channels; and other risks detailed from time to time in Fairmount's Securities and Exchange Commission filings. The words "anticipates," "believes," "estimates," "expects," "intends," "will," "may," "could" and similar expressions, as they relate to Fairmount or our management, may identify forward-looking statements. Such statements reflect the current views of Fairmount with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated or expected. Fairmount does not intend to update these forward-looking statements.

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

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings
-------------------------
During the quarter ended March 31, 2002 there were no material changes in the potential claims reported by Fairmount in its Annual Report on Form 10-KSB in "Item 1. Business- Environment Laws and Government Regulations" and "Item 3. Legal Proceedings."


Item 2. Changes in Securties
----------------------------
None


Item 3. Defaults Upon Senior Securities
---------------------------------------
On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust (the "Trust"). The Trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of the Company, as well as the promissory notes held by the Leistner Estate. Howard Leistner, Hedi Mizrack and Gilbert Leistner have sole voting rights to their common stock holdings.Interest paid on promissory notes to affiliated parties in during the three months ended March 31, 2001 was $37,300, however because of the Fairmount's financial difficulties, interest payments have not been made since July 2001. The total unpaid interest as of March 31, 2002 was $80,900. The failure to pay interest when due is an event of default which can be cured if payment is made within 15 days of written notice to Fairmount. No written notice has been received, however, failure to make interest payments is an event of default and, accordingly, the promissory notes have been reclassified to current liabilities.

As of March 1, 2002, Fairmount owed Bayer Corporation approximately $673,600 for raw material purchases. Fairmount issued a promissory note (the "Note") to Bayer for the amount owed as of March 1, 2002. The Note matures February 1, 2003, and includes a payment schedule. Non-payment is an event of default and interest of 10% on the unpaid principal balance will accrue until the default is cured. The Note contains a Fairmount agreed to confession of judgment provision, which may result in a court judgment against Fairmount, upon written notice but without a hearing, and that the Company's real estate may be sold on a writ of execution. Fairmount failed to make the required payments for April and May 2002 and, as of May 2, 2002, the Company is in default of payments totaling $151,300, including interest of $11,300.


Item 4. Submission of Matters to Vote of Security Holder
--------------------------------------------------------
None


Item 5. Other Information
-------------------------
None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)  Exhibits

     3.1 By-laws as last amended as of April 23, 2002

     10.1 Definitive loan agreement between Fairmount and Fleet Bank

     10.2 Promissory note issued to Bayer Corporation


(b)  Forms 8-K

     On January 22, 2002, the Company filed a Form 8-K (Date of Report: January 15, 2002) with the SEC, in which the Company reported, as an Item 5 event, that its line of credit with Fleet National Bank in the amount of $700,000 was to become due and payable on January 31, 2002.

     On February 1, 2002, the Company filed a Form 8-K (Date of Report: February 1, 2002) with the SEC, in which the Company reported, as an Item 5 event, that its line of credit with Fleet National Bank in the amount of $700,000 was to become due and payable on February 28, 2002 and that the board of directors elected Jerrel Branson a director and retained him as the senior executive of Fairmount.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------



                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FAIRMOUNT CHEMICAL CO., INC.
                                    -----------------------------
                                            Registrant


May 22, 2002                        /S/ Jerrel Branson
                                    -----------------------------
                                    Jerrel Branson
                                    Chief Executive Officer


May 22, 2002                        /S/ Reidar Halle
                                    -----------------------------
                                    Reidar T. Halle
                                    President


May 22, 2002                        /S/ William C. Kaltnecker
                                    -----------------------------
                                    William C. Kaltnecker
                                    Principal Accounting Officer