Form 10QSB
period 2002-06-30
FAIRMOUNT CHEMICAL CO INC
filed 2002-08-22
CIK 34296

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



    [X] Quarterly Report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2002
                                           -------------


    [_]     Transition Report Under Section 13 or 15 (d) of the Exchange Act

            For the transition period from __________ to __________

            Commission file Number 1-4591
                                   ------


                          FAIRMOUNT CHEMICAL CO., INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



         New Jersey                                          22-0900720
-------------------------------                             ------------
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

     Common Stock, $1 Par Value - 8,292,866 shares outstanding as of August 9, 2002

 Transitional Small Business Disclosure Format (check one):    Yes [_]   No [X]
================================================================================

                                      INDEX
                                      -----
                                                                        PAGE
                                                                        ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Operations
            Three and six months ended June 30,
            2002 and 2001                                                 3

          Balance Sheets
            June 30, 2002 and December 31, 2001                           4

          Statement of Changes in Stockholders' Deficit
            and Comprehensive Loss for the six
            months ended June 30, 2002 and 2001                           5

          Statements of Cash Flows
            Six months ended June 30, 2002 and 2001                       6

          Notes to Financial Statements                                7-13


Item 2.   Management's Discussion and Analysis or
            Plan of Operations                                        14-19




PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              20

Item 2.   Changes in Securities                                          20

Item 3.   Defaults upon Senior Securities                                20

Item 4.   Submission of Matters to Vote of Securities Holders            21

Item 5.   Other Information                                              21

Item 6.   Exhibits and Reports on Form 8-K                               21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                     ------------------------------    ------------------------------
                                     JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                                     -------------    -------------    -------------    -------------
Net sales                            $   1,310,400    $   3,198,400    $   2,738,800    $   5,982,400
Cost of goods sold                       1,399,300        3,027,100        2,985,800        5,887,100
                                     -------------    -------------    -------------    -------------
     Gross (loss) profit                   (88,900)         171,300         (247,000)          95,300

Research and development                    83,300          100,400          170,600          202,900
Selling, general and
  administrative expense                   356,500          508,600          805,900        1,029,300

     Operating loss                       (528,700)        (437,700)      (1,223,500)      (1,136,900)

Interest expense                           (55,000)         (84,500)         (98,700)        (114,600)
Insurance proceeds                            --             53,100             --             53,100
Foreign currency exchange
     Income (loss)                            --                600             --            (50,200)
Other income, net                            5,700           44,600            4,400           34,600
                                     -------------    -------------    -------------    -------------
     Loss before income taxes             (578,000)        (423,900)      (1,317,800)      (1,214,000)

Income taxes                                  --               --               --               --
                                     -------------    -------------    -------------    -------------
     Net loss                        $    (578,000)   $    (423,900)   $  (1,317,800)   $  (1,214,000)
                                     =============    =============    =============    =============
Loss per common share
     Basic                           $        (.07)   $        (.05)   $        (.16)   $        (.15)
                                     =============    =============    =============    ==============

     Diluted                         $        (.07)   $        (.05)   $        (.16)   $        (.15)
                                     =============    =============    =============    =============
Common shares and equivalents
  outstanding
     Basic                               8,292,866        8,292,866        8,292,866        8,292,866
                                     =============    =============    =============    =============

     Diluted                             8,292,866        8,292,866        8,292,866        8,292,866
                                     =============    =============    =============    =============




                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
                                 BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       2002            2001
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
------
   CURRENT ASSETS:
     Cash                                          $    143,400    $    494,800
     Accounts receivable, less allowance
       for doubtful accounts of $59,700
       in 2002 and 2001                                 530,600       1,242,100
     Inventories                                        887,500         884,900
     Prepaid expenses                                    97,300         124,100
     Other current assets                                 9,000           9,100
                                                   ------------    ------------
          Total Current Assets                        1,667,800       2,755,000

   Property, plant and equipment
     Less accumulated depreciation of
     $6,497,200 and $6,245,800 in 2002
     and 2001, respectively                           3,325,000       3,576,400
   Other assets                                             700             700
                                                   ------------    ------------

          Total Assets                             $  4,993.500    $  6,332,100
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
   CURRENT LIABILITIES:
     Short-term bank borrowings                         685,000         700,000
     Promissory note payable                            533,600            --
     Accounts payable                                   743,400       1,725,100
     Accrued pension liability                          150,000         130,400
     Accrued interest to affiliated parties              99,500          62,200
     Other accrued liabilities                          725,900         276,700
     Promissory notes to affiliated parties           1,571,600       1,571,600
                                                   ------------    ------------
          Total Current Liabilities                   4,509,000       4,466,000

   Accrued pension liability                            118,700         182,500

   Redeemable convertible preferred stock,
     par and liquidation value $1 per share:
     Authorized - 10,000,000 shares: 5,400,000
     shares issued and outstanding (liquidation
     value $5,400,000)                                5,400,000       5,400,000
Commitments and contingencies

Stockholders' Deficit:
   Common stock, par value $1 per share:
     Authorized - 15,000,000 shares; 8,293,366
     shares issued and outstanding in 2002
     and 2001                                         8,293,400       8,293,400
   Less: Treasury stock (at cost) - 500 shares             (500)           (500)
   Capital in excess of par value                     7,316,000       7,316,000
   Accumulated deficit                              (20,242,500)    (18,924,700)
   Accumulated other comprehensive loss -
     additional minimum pension liability              (400,600)       (400,600)
                                                   ------------    ------------
          Total Stockholders' Deficit                (5,034,200)     (3,716,400)
                                                   ------------    ------------
   Total Liabilities and Stockholders' Deficit     $  4,993,500    $  6,332,100
                                                   ============    ============

                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       AND
                               COMPREHENSIVE LOSS
                                   (Unaudited)

                                                     SIX MONTHS ENDED JUNE 30,
                                      ------------------------------------------------------
                                                 2002                        2001
                                      --------------------------  --------------------------
                                                   COMPREHENSIVE               COMPREHENSIVE
                                                        LOSS                        LOSS
                                                   -------------               -------------
Common stock:
     Balance at June 30,                 8,293,400                                 8,293,400
            (8,293,366 shares)

Capital in excess of par value:          7,316,000                                 7,316,000
     Balance at June 30,


Accumulated deficit:
     Balance at January 1,             (18,924,700)                              (14,246,800)
     Net loss                           (1,317,800)   (1,317,800)   (1,214,000)   (1,214,000)
                                      ------------                ------------
     Balance at June 30,               (20,242,500)                (15,460,800)

Accumulated other comprehensive
     loss:
            Balance at January 1,         (400,600)                   (177,400)
                                                    ------------                ------------
            Comprehensive loss                        (1,317,800)                 (1,214,000)
                                                    ============                ============
                                      ------------                ------------
Balance at June 30,                       (400,600)                   (177,400)

Treasury stock:
     Balance at June 30,                      (500)                       (500)
            (500 shares)
                                      ------------                ------------
Total Stockholders' Deficit           $ (5,034,200)               $    (29,300)
                                      ============                ============





                 See accompanying notes to financial statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      SIX MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                         $(1,317,800)   $(1,214,000)
   Adjustments to reconcile net loss
        to net cash used in
        operating activities:
             Depreciation                                251,400        330,000
             Insurance proceeds                             --          (53,100)

   Increase (decrease) from changes in:
        Accounts receivable-trade                        711,500       (275,700)
        Inventories                                       (2,600)      (303,500)
        Prepaid expenses                                  26,800        (73,200)
        Other current assets                                 100         (5,100)
        Accounts payable                                (308,100)       767,000
        Accrued interested to affiliated parties          37,300           --
        Other liabilities                                405,000         50,000
                                                     -----------    -----------

               Net Cash Used in
                     Operating Activities               (196,400)      (877,600)

CASH FLOW PROVIDED BY
   INVESTING ACTIVITIES:
     Capital expenditures                                   --          (45,200)
     Insurance proceeds                                     --           53,100
                                                     -----------    -----------
         Net Cash Provided By
          Investing Activities                              --            7,900

CASH FLOW (USED IN) PROVIDED BY
 FINANCING ACTIVITIES:
   Bank repayment                                        (15,000)          --
   Repayment of promissory note                         (140,000)
   Bank borrowing                                           --          500,000
                                                     -----------    -----------

        Net Cash (Used In) Provided by
             Financing Activities                       (155,000)       500,000
                                                     -----------    -----------
DECREASE IN CASH                                        (351,400)      (369,700)

Cash at Beginning of Period                              494,800      2,093,900
                                                     -----------    -----------
CASH AT END OF PERIOD                                $   143,400    $ 1,724,200
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                        $    30,700    $   114,600
                                                     ===========    ===========
Income taxes paid                                    $      --      $      --
                                                     ===========    ===========
NON CASH FINANCING ACTIVITIES
     Reclassification of accounts payable to note
       payable                                       $   673,600    $      --
                                                     ===========    ===========

                 See accompanying notes to financial statements

                          FAIRMOUNT CHEMICAL CO., INC.
                          ----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (Unaudited)


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows

     It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Fairmount's Form 10-KSB filed for December 31, 2001.

     The results for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2. GOING CONCERN

     The December 31, 2001 financial statements contain an explanatory paragraph in the Independent Auditor's Report relating to Fairmount's ability to continue as a going concern. Fairmount has reported substantial losses during the last three years and does not expect performance to improve during the second half of 2002. The Company's working capital, defined as current assets less current liabilities, decreased by $1,130,200 in the six months ended June 30, 2002, resulting in negative working capital of $2,841,200 compared to a negative working capital of $1,711,000 as of December 31, 2001. These matters raise substantial doubt about Fairmount's ability to continue as a going concern. There is too much uncertainty for Fairmount to predict its short-term future prospects. If the promissory note holders demand payment as a result of the default on principal and interest payments as discussed in Note 5, 6, and 7, or if Fairmount is unable to effect cost savings, enter into strategic alliances or a merger, and achieve other short-term solutions, it may result in the Company not having sufficient capital to continue its operations as presently conducted. In which event, the Company may find it necessary to seek protection under Federal bankruptcy laws or other laws affecting debtor's and creditor's rights.

     On October 4, 2001, Fairmount laid off 13 production employees, or approximately 50% of its production employees, and subsequently terminated two management employees. This action was necessary because of Fairmount's deteriorating business. During the first quarter of 2002, Fairmount terminated one administrative and two sales/marketing employees. On August 2 2002, Fairmount Chemical Co., Inc. laid off an additional 9 hourly employees at its Newark, NJ facility for an indefinite period. Fairmount is in discussions with other manufacturers about entering into tolling agreements, whereby those manufacturers would produce some of Fairmount's products. These actions are deemed necessary due to Fairmount's deteriorating business condition and lack of financial resources to purchase raw materials and supplies.

     One of Fairmount's major foreign customers reduced its purchases by 75% in the fourth quarter of 2001. Because of the low selling price, high cost of production and the strong dollar, Fairmount has not pursued this business. Another major customer, Polaroid Corporation, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Polaroid, or a company formed with the assets purchased from Polaroid, is operating and Fairmount expects that it business with Polaroid will remain at the 2001 sales level. Sales to Polaroid during the first half of 2002 were $465,300, compared to $736,700 during the same period of 2001. Polaroid accounted for $995,700 or 9.9% of sales during year ended December 31, 2001.

     During the second quarter of 2001, Fairmount started receiving orders for a hydrazine derivative product from a new customer. Worldwide sales to this customer were $2,445,600 in 2001. In January 2002, Fairmount advised the customer that it could no longer supply the product under the same terms and conditions. As a consequence, Fairmount does not anticipate significant sales of the product to this customer in 2002.

     To meet its liquidity requirements, including its capital program, Fairmount relies upon funds generated from operations, its available cash balances, and its bank line of credit with Fleet Bank in Princeton, New Jersey. From November 30, 2001 to March 2002, the credit facility was extended on a month to month basis. The Company entered into an extension agreement effective February 28, 2002, with modified terms including a new maturity date of February 28, 2003. Upon execution of the agreement, Fairmount paid an extension fee of $14,000 and interest is automatically deducted from Fairmount's account. Fairmount has not made the scheduled principal payments and as of August 2, 2002, is in default of payments totaling $45,000.

     In February 2002, the Newark Division of Water/Sewer notified Fairmount that the Company's 2002 annual sewer charge would be $659,900, an increase of $421,600 in anticipated cash outflows as compared to 2001. Fairmount is appealing this increase.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4. INVENTORIES

     Inventories at June 30, 2002 and December 31, 2001 consisted of:

                                                 JUNE 30,       DECEMBER
                                                   2002         31, 2001
                                                ---------      ---------
     Finished goods                             $ 755,000      $ 752,400
     Raw materials                                132,500        132,500
                                                ---------      ---------
       Total                                    $ 887,500      $ 884,900
                                                =========      =========

     The reserve for obsolete inventory was $249,400 at June 30, 2002 and December 31, 2001.

NOTE 5. PROMISSORY NOTES/LONG-TERM PAYABLE TO AFFILIATED PARTIES

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

     Promissory Notes:

            Leistner Trust                            $    491,600
            Leistner Trust                                 648,000
            Da Mota Family Partnership                     224,640
            Glen Da Mota                                   142,560
            Lynn Da Mota                                    64,800
                                                      ------------
                                                      $  1,571,600
                                                      ============

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

     Interest paid on promissory notes to affiliated parties in during the six months ended June 30, 2001 was $74,600. However, because of the Fairmount's financial difficulties, interest payments have not been made since July 2001. The total unpaid interest as of June 30, 2002 was $99,500. The failure to pay interest when due is an event of default which can be cured if payment is made within 15 days of written notice to Fairmount. No written notice has been received, however, failure to make interest payments is an event of default and, accordingly, the promissory notes have been reclassified to current liabilities.

NOTE 6. PROMISSORY NOTE PAYABLE

     As of March 1, 2002, Fairmount owed Bayer Corporation approximately $673,600 for raw material purchases. Fairmount issued a promissory note (the "Note") to Bayer for the amount owed as of March 1, 2002. The Note matures February 1, 2003, and includes a payment schedule. Non-payment is an event of default and interest of 10% on the unpaid principal balance will accrue until the default is cured. The Note contains a "confession of judgment" provision, which may result in a court judgment being entered against Fairmount, upon written notice but without a hearing, and that the Company's real estate may be sold on a writ of execution. Fairmount failed to make the required payments since May 2002 and as of August 2, 2002, the Company is in default of payments totaling $305,900, including interest of $25,900.

NOTE 7. LONG-TERM DEBT
                                             JUNE 30,      DECEMBER 31,
                                               2002           2001
                                             --------       --------
     Working Capital Line of Credit -
     Current installment                     $685,000       $700,000
                                             ========       ========

     The Company presently has a line of credit facility with Fleet Bank. From November 30, 2001 to March 2002, the credit facility was extended on a month to month basis. In April 2002, Fairmount executed a definitive loan agreement, that extends the facility's maturity date to February 28, 2003. The extension terms include (a) an interest rate equal to the bank's prime rate plus 2%, (b) an extension fee equal to 2% of the maximum amount available under the facility (i.e., $700,000), (c) a continuation of the bank's existing security interest in Fairmount's accounts receivable, inventory, machinery and equipment, (d) principal repayment of $15,000 per month commencing May 2002 and (e) a cap on borrowings based upon a percentage of eligible accounts receivable and eligible finished goods inventory. The bank is entitled to receive warrants to purchase up to 200,000 shares of Fairmount's Common Stock at $.11 per share in connection with the extension of the facility. The fair value of the warrants were determined by the Company to be inmaterial. The warrants will expire March 1, 2005. As of June 30, 2002 the warrants have not been issued. In addition, if Fairmount sells, assigns or leases any of its trade secrets, processes, or technologies, Fairmount is obligated to pay Fleet Bank 50% of the net proceeds from such transaction, which shall be applied against the facility's outstanding principal.

     Fairmount has not made the June, July, and August scheduled payments and as of August 2, 2002, Fairmount is in default of principal payments totaling $45,000. Interest is automatically deducted from Fairmount's account.

NOTE 8. NET LOSS PER SHARE

     Basic loss per share is based on the net loss of the Company since there were no preferred dividends paid in 2002 and 2001. Due to the Company reporting losses for 2002 and 2001 the exercise of options and the conversion of the preferred stock is not assumed, as the result would be anti-dilutive. Accordingly, basic loss per share is equal to diluted loss per share. As of June 30, 2002 there were 1,041,500 stock options outstanding and exercisable, 41,500 with an exercise price of $1.00 per share and 1,000,000 with an exercise price of $.11 per share.

NOTE 9. FOREIGN SALES AND MAJOR CUSTOMERS

     One of Fairmount's major foreign customers reduced its purchases by 75% in the fourth quarter of 2001. Because of the low selling price, high cost of production and the strong dollar, Fairmount has not pursued this business. Another major customer, Polaroid Corporation, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Polaroid, or a company formed with the assets purchased from Polaroid, is operating and Fairmount expects that it business with Polaroid will remain at the 2001 sales level. Sales to Polaroid during the first half of 2002 were $465,300, compared to $736,700 during the same period of 2001. Polaroid accounted for $995,700 or 9.9% of sales during year ended December 31, 2001.

NOTE 10. ENVIRONMENTAL MATTERS AND COMMITMENTS ANDCONTINGENCIES

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

It is the Company's understanding that these allegations by the EPA are related to historical rather than present events. The Company has taken the position that its material neither caused nor contributed to the contamination of the Passaic River and that it has not discharged hazardous substances into the Passaic River. In both cases, it is possible that a potentially responsible party will bring claims against the Company alleging that it is at least partially responsible for the contamination. To date, no litigation has commenced with respect to these matters.

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

     During 2001, the NJDEP conducted an air compliance inspection of the Company's facility. As a result of certain alleged violations observed during the inspection, an administrative order and penalty assessment was issued by the NJDEP and an administrative hearing was requested. In the interim, the Company initiated efforts to bring the facility into compliance and obtained necessary compliance extensions. In early 2002, the NJDEP refused to grant any additional extensions and approved the request for an administrative hearing. Discovery is currently underway.

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

NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission on FASB Statement 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effect of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption. The adoption of SFAS No. 145 is not expected to have a significant impact on Fairmount's financial statements

     In June 2002, SFAS No. 146 "Accounting for Costs Associates with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for Fairmount on January 1, 2003. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

NOTE 12. SUBSEQUENT EVENTS

     On October 4, 2001, Fairmount laid off 13 production employees, or approximately 50% of its production employees, and subsequently terminated two management employees. This action was necessary because of Fairmount's deteriorating business. During the first quarter of 2002, Fairmount terminated one administrative and two sales/marketing employees. On August 2, 2002, Fairmount Chemical Co., Inc. laid off an additional 9 hourly employees at its Newark, NJ facility for an indefinite period. Fairmount is in discussions with other manufacturers about entering into tolling agreements, whereby those manufacturers would produce some of Fairmount's products. These actions are deemed necessary due to Fairmount's deteriorating business condition and lack of financial resources to purchase raw materials and supplies.

ITEM 2                    FAIRMOUNT CHEMICAL CO., INC.
------                    ----------------------------
                          MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

                                 June 30, 2002


LIQUIDITY AND CAPITAL RESOURCES

     To meet its liquidity requirements, including its capital program, Fairmount relies upon funds generated from operations, its available cash balances, and its bank line of credit with Fleet Bank in Princeton, New Jersey. From November 30, 2001 to March 2002, the credit facility was extended on a month to month basis. In April 2002, Fairmount executed a definitive loan agreement that extends the facility's maturity date to February 28, 2003. The extension terms include (a) an interest rate equal to the bank's prime rate plus 2%, (b) an extension fee equal to 2% of the maximum amount available under the facility (i.e., $700,000), (c) a continuation of the bank's existing security interest in Fairmount's accounts receivable, inventory, machinery and equipment,
(d) principal repayment of $15,000 per month commencing May 2002 and (e) a cap on borrowings based upon a percentage of eligible accounts receivable and eligible finished goods inventory. The bank is entitled to receive warrants to purchase up to 200,000 shares of Fairmount's Common Stock at $.11 per share, in connection with the extension of the facility. The warrants will expire March 1, 2005. The fair value of the warrants were determined by the Company to be immaterial. As of June 30, 2002 the warrants have not been issued. In addition, if Fairmount sells, assigns or leases any of its trade secrets, processes, or technologies, Fairmount is obligated to pay to Fleet Bank 50% of the net proceeds from such transaction, which amount shall be applied against the facility's outstanding principal.

     Fairmount has not made the scheduled principal payments and as of August 2, 2002, Fairmount is in default of payments totaling $45,000. Interest is automatically deducted from Fairmount's account.

     The December 31, 2001 financial statements contain an explanatory paragraph in the Independent Auditor's Report relating to Fairmount's ability to continue as a going concern. Fairmount has reported substantial losses during the last fiscal three years and does not expect performance to improve during the second half of 2002. On October 4, 2001, Fairmount laid off 13 production employees, or approximately 50% of its production employees, and subsequently terminated two management employees. During the first quarter of 2002, Fairmount terminated one administrative employee and two sales/marketing employees. On August 2, 2002, Fairmount Chemical Co., Inc. laid off an additional 9 hourly employees at its Newark, NJ facility for an indefinite period. Fairmount is in discussions with other manufacturers about entering into tolling agreements, whereby those manufacturers would produce some of Fairmount's products. These actions are deemed necessary due to Fairmount's deteriorating business condition and lack of financial resources to purchase raw materials and supplies.

     One of Fairmount's major customers, Polaroid Corporation, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Polaroid, or a company formed with the assets purchased from Polaroid, is operating and Fairmount expects that it business with Polaroid will remain at the 2001 sales level. Sales to Polaroid during the first half of 2002 were $465,300, compared to $736,700 during the same period of 2001. Polaroid accounted for $995,700 or 9.9% of sales during year ended December 31, 2001.

     During the second quarter of 2001, Fairmount started receiving orders for a hydrazine derivative product from a new customer. Worldwide sales to this customer were $2,445,600 in

2001. In January 2002, Fairmount advised the customer that it could no longer supply the product under the same terms and conditions. As a consequence, Fairmount does not anticipate sales of this product to the customer in 2002.

     As of March 1, 2002, Fairmount owed Bayer Corporation approximately $673,600 for raw material purchases. Fairmount issued a promissory note (the "Note") to Bayer for the amount owed as of March 1, 2002. The Note matures February 1, 2003, and includes a payment schedule. Non-payment is an event of default and interest of 10% on the unpaid principal balance will accrue until the default is cured. The Note contains a "confession of judgment" provision, which may result in a court judgment being entered against Fairmount, upon written notice but without a hearing, and that the Company's real estate may be sold on a writ of execution. Fairmount failed to make the required payments for since May 2002 and, as of August 2, 2002, the Company is in default of payments totaling $305,900, including interest of $25,900.

     The Company's working capital, defined as current assets less current liabilities, decreased by $1,130,200 in the six months ended June 30, 2002, resulting in negative working capital of $2,841,200, compared to a negative working capital of $1,711,000 as of December 31, 2001. The decrease in working capital during the first six months of 2002 was due to decreased accounts receivables of $711,500, decreased cash of $351,400, increased promissory note payable of $533,600 and increased other accrued liabilities of $449,200, somewhat offset by lower accounts payable of $981,700.

     In February 2002, the Newark Division of Water/Sewer notified Fairmount that its 2002 sewer charge will be $659,900, an increase of $421,600 in anticipated cash outflows as compared to 2001. Fairmount is appealing this increase.

     There is too much uncertainty for Fairmount to predict its short-term future prospects. If the promissory note holders demand payment as a result of the default on principal and interest payments as discussed in Note 5, 6, and 7, or if Fairmount is unable to effect cost savings, enter into strategic alliances or a merger, and achieve other short-term solutions, it may result in the Company not having sufficient capital to continue its operations as presently conducted. In which event, the Company may find it necessary to seek protection under Federal bankruptcy laws or other laws affecting debtor's and creditor's rights.

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

     In June 2002, SFAS No. 146 "Accounting for Costs Associates with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for Fairmount on January 1, 2003. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

RESULTS OF OPERATIONS

     Net sales for the three months ended June 30, 2002 were $1,310,400, a decrease of $1,888,000, or 59.0% as compared to 2001. The following sets forth revenues from the Company's various product lines and the change in such revenues from the prior comparable period.

                                           THREE MONTHS ENDED JUNE 30,
                                    -----------------------------------------
                                       2002           2001          CHANGE
                                    ----------     ----------     -----------
        Imaging & photographic
          chemicals                 $  639,900     $  469,200     $   170,700
        Hydrazine blends               360,700        532,900        (172,200)
        Hydrazine derivatives           96,900      1,119,900      (1,023,000)
        Plastic additives              102,500        582,100        (479,600)
        Specialty chemicals            110,400        494,300        (383,900)
                                    ----------     ----------     -----------
               Total                $1,310,400     $3,198,400     $(1,888,000)
                                    ==========     ==========     ===========

     Net sales for the six months June 30, 2002 were $2,738,800, a decrease of $3,243,600 or 54.2 % as compared to 2001. The following sets forth revenues from the Company's various product lines and the change in such revenues from the prior comparable period.

                                            Six Months Ended June 30,
                                            ------------------------
                                       2002           2001          Change
                                    ----------     ----------     -----------
        Imaging & photographic
             chemicals              $1,140,600     $1,247,400     $  (106,800)
        Hydrazine blends               832,200        978,900        (146,700)
        Hydrazine derivatives          229,000      1,604,300      (1,375,300)
        Plastic additives              154,500      1,370,400      (1,215,900)
        Specialty chemicals            382,500        781,400        (398,900)
                                    ----------     ----------     -----------
               Total                $2,738,800     $5,982,400     $(3,243,600)
                                    ==========     ==========     ===========

     One of Fairmount's major customers, Polaroid Corporation, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Polaroid, or a company formed with the assets purchased from Polaroid, is operating and Fairmount expects that it business with Polaroid will remain at the 2001 sales level. Sales to Polaroid during the first half of 2002 were $465,300, compared to $736,700 during the same period of 2001. Polaroid accounted for $995,700 or 9.9% of sales during year ended December 31, 2001.

     In addition, the demand for certain types of chemicals used in photographic films is expected to decrease during the coming years as the market for film diminishes due, in part, to new digital imaging technologies.

     Hydrazine derivatives sales for the three months ended June 30, 2002 were $96,900 compared to $1,119,900 during the same period during 2001, a decrease of $1,023,000. For the six month period ended June 30, 2002 sales were $229,000 compared to $1,604,300 during the same period in 2001. During the second quarter of 2001, Fairmount started receiving orders for a hydrazine derivative product from a new customer. Worldwide sales to this customer were $2,445,600 in 2001. In January 2002, Fairmount advised the customer that it could no longer supply the product under the same terms and conditions. As a consequence, Fairmount does not anticipate significant sales of the product to this customer in 2002.

     Sales of plastic additives decreased to $102,500 during the three months ended June 30, 2002 from $582,100 during the three months ended June 30, 2001, a decrease of $479,600. For the six months ended June 30, 2002 sales of plastic additive products were $154,500 compared to $1,370,400 during the same period in 2001, a decrease of $1,215,900. Because of the low selling price, high cost of production and the strong dollar, Fairmount has not pursued this business during the first half of 2002.

     Specialty sales were $382,500 during the first six months of 2002 compared to $781,400 during the same period in 2001, a decrease of $398,900 or 51 %. During the 2nd quarter of 2002 sales of specialty produce were $110,400 compared to $494,300 during the same period in 2001. This decrease was due to a sale of an agricultural produce to a customer during the second quarter of 2001 that did not recur during 2002.

     The gross loss for the three months ended June 30, 2002 was $88,900, compared to a gross profit of $171,300 for the second quarter of 2001. The increase in the gross loss was due lower sales volume somewhat offset by lower expenses and cost of production.

     Research and development expenses during the three months ended June 30, 2002 were $83,300, compared to $100,400 during the three months ended June 30, 2001. For the six months ended June 30, 2002 expenses were $170,600 compared to $202,900 during the same period in 2001. The main reason for the decrease was lower salaries and lower payroll related expenses during the three and six months ended June 30, 2002.

     Selling, general and administrative expenses decreased by $152,100 in the second quarter of 2002 compared to the same period in 2001. Selling expenses decreased $111,000, and general and administrative expenses decreased by $41,100 in the second quarter of 2002 compared to the second quarter of 2001. During the first six months of 2002 selling, general and administrative expenses were $805,900 compared to $1,029,300 during the same period in 2001, a decrease of $223,400. Selling expenses decreased by $183,500 and general and administrative expenses decreased by $39,900. The primary reasons for the decrease on selling expenses were lower commissions, lower payroll and payroll related expenses, lower travel related expenses, and lower advertising expenses.

     Interest expense was lower in the three and six months ended June 30, 2002, versus the same period in 2001, due to the lower interest rates, somewhat offset by interest accrued on the Bayer promissory note.

     During the six months ended June 30, 2001, Fairmount recorded a foreign exchange currency loss of approximately $50,800. There was no corresponding loss during the six months of 2002, because there were no sales to customers denominated in EURO currency.

     During the three months ended June 30, 2001 Fairmount received insurance proceeds of $53,100 for property damaged caused by a delivery truck.

     As a result of the above, the Company reported an operating loss of $578,000 in the three months ended June 30, 2002, compared to an operating loss of $423,900 in the same period of 2001. For the six months ended June 30, 2002, Fairmount recorded a loss of $1,317,800 compared to a loss of $1,214,000 during the same period in 2001.

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

VALUATION OF LONG-LIVED ASSETS
------------------------------

     Fairmount assesses the impairment of identifiable assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include significant underperformance relative to projected operating results, significant changes in the manner of use of the acquired assets, or the strategy of the overall business, or any significant negative industry or economic trends.

                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

     During 2001, the NJDEP conducted an air compliance inspection of the Company's facility. As a result of certain alleged violation observed during the inspection, an administrative order and penalty assessment was issued by the NJDEP and an administrative hearing was requested. In the interim, the Company initiated efforts to bring the facility into compliance and obtained necessary compliance extensions. In early 2002, the NJDEP refused to grand any additional extensions and approved the request for an administrative hearing. Discovery is currently underway.

     During the quarter ended June 30, 2002 there were no material changes in the potential claims reported by Fairmount in its Annual Report on Form 10-KSB in "Item 1. Business- Environment Laws and Government Regulations" and "Item 3. Legal Proceedings."


ITEM 2. CHANGES IN SECURITIES

     None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust (the "Trust"). The Trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of the Company, as well as the promissory notes held by the Leistner Estate. Howard Leistner, Hedi Mizrack and Gilbert Leistner have sole voting rights to their common stock holdings. Interest paid on promissory notes to affiliated parties in during the three months ended March 31, 2001 was $37,300, however because of the Fairmount's financial difficulties, interest payments have not been made since July 2001. The total unpaid interest as of June 30, 2002 was $99,500. The failure to pay interest when due is an event of default which can be cured if payment is made within 15 days of written notice to Fairmount. No written notice has been received, however, failure to make interest payments is an event of default and, accordingly, the promissory notes have been reclassified to current liabilities.

     As of March 1, 2002, Fairmount owed Bayer Corporation approximately $673,600 for raw material purchases. Fairmount issued a promissory note (the "Note") to Bayer for the amount owed as of March 1, 2002. The Note matures February 1, 2003, and includes a payment schedule. Non-payment is an event of default and interest of 10% on the unpaid principal balance will accrue until the default is cured. The Note contains a Fairmount agreed to confession of judgment provision, which may result in a court judgment against Fairmount, upon written notice but without a hearing, and that the Company's real estate may be sold on a writ of execution. Fairmount failed to make the required payments since May and, as of August 2, 2002, the Company is in default of payments totaling $305,900, including accrued interest of $25,900.

     The Company presently has a line of credit facility with Fleet Bank. The Company entered into an extension agreement effective February 28, 2002, with modified terms including a new maturity date of February 28, 2003. Fairmount has not made the scheduled principal payments and as of August 2, 2002, is in default of payments totaling $45,000.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER
--------------------------------------------------------

     On June 18, 2002 the Company held its annual meeting of stockholders at its offices, 117 Blanchard Street Newark, NJ 07105. There were two issues that shareholders voted on; the election of the Board of Directors and the appointment of independent auditors for 2002. There were 8,292,866 shares eligible to vote. All four nominees were elected to the Board of Directors as follows:

     NOMINEE                       IN FAVOR               WITHHELD
     -------                       --------               --------
     Jerrel Branson                8,194,822              1,901
     Glen A. DaMota                8,195,222              1,501
     Beno Hubler                   8,194,822              1,901
     Dr. Reidar T. Halle           8,194,666              2,057


     KPMG LLP was ratified as independent auditors for 2002 as follows:

     In Favor:                     8,193,917
     ---------                     ---------
     Against:                            800
     Abstain:                          2,006


ITEM 5. OTHER INFORMATION
-------------------------

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (a)  Exhibits
          None

     (b) No reports have been filed on Form 8-K during the quarter ended June 30, 2002.

                           FAIRMOUNT CHEMICAL CO., INC.
                           ----------------------------

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



                                        FAIRMOUNT CHEMICAL CO., INC.
                                        ----------------------------
                                        Registrant



August 21, 2002                         /s/ Jerrel Branson
                                        ----------------------------
                                        Jerrel Branson
                                        Chief Executive Officer



August 21, 2002                         /s/ Reidar Halle
                                        ----------------------------
                                        Reidar T. Halle
                                        President



August 21, 2002                         /s/ William C. Kaltnecker
                                        ----------------------------
                                        William C. Kaltnecker
                                        Principal Accounting Officer