Form 10QSB
period 2002-09-30
FAIRMOUNT CHEMICAL CO INC
filed 2002-12-23
CIK 34296

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     [X] Quarterly Report under to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2002


     [ ]   Transition Report Under Section 13 or 15 (d) of the Exchange Act

            For the transition period from__________ to _____________

                         Commission file Number 1-4591


                          FAIRMOUNT CHEMICAL CO., INC.
        (Exact name of small business issuer as specified in its charter)


           New Jersey                                          22-0900720
-------------------------------                              -------------
(State of other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

                     117 Blanchard Street, Newark, NJ 07105
                    (Address of principal executive offices)

                                 (973) 344-5790
                           (Issuer's telephone number)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

     Common Stock, $1 Par Value - 8,292,866 shares outstanding as of December 23, 2002

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                      INDEX
                                      -----
                                                                            PAGE
PART I          FINANCIAL INFORMATION

        Item 1. Financial Statements

                Statements of Operations
                          Three and nine months ended September
                          30, 2002 and 2001                                   3

                Balance Sheets
                          September 30, 2002 and December 31, 2001            4

                Statement of Changes in Stockholders' Deficit
                and Comprehensive Loss for the nine months
                ended September 30, 2002 and 2001                             5
                Statements of Cash Flows
                          Nine months ended September 30, 2002 and 2001       6

                Notes to Financial Statements                               7-15

        Item 2.

                Management's Discussion and Analysis or
                          Plan of Operations                               16-21


PART II    OTHER INFORMATION

           Item 1.   Legal Proceedings                                       22

           Item 2. Changes in Securities                                     22

           Item 3. Defaults upon Senior Securities                           22

           Item 5. Other Information                                         23

           Item 6. Exhibits and Reports on Form 8-K                          23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          FAIRMOUNT CHEMICAL CO., INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended             Nine Months Ended
                                  September 30,  September 30,  September 30,  September 30,
                                      2002           2001           2002           2001
                                  -----------    -----------    -----------    -----------
Net sales                         $   336,900    $ 2,672,500    $ 3,075,700    $ 8,654,900
Cost of goods sold                  1,206,300      3,574,800      4,192,100      9,463,700
                                  -----------    -----------    -----------    -----------
     Gross loss                      (869,400)      (902,300)    (1,116,400)      (808,800)

Research and development               88,500         99,000        259,100        301,900
Selling, general and
  administrative expense              365,500        513,600      1,171,400      1,542,900
                                  -----------    -----------    -----------    -----------
     Operating loss                (1,323,400)    (1,514,900)    (2,546,900)    (2,653,600)

Interest expense                      (80,800)       (58,000)      (179,500)      (172,600)
Insurance proceeds                       --             --           53,100
Foreign currency exchange
     Income (loss)                       --            5,000           --          (45,200)
Loss on disposal od assets            (88,600)          --          (88,600)          --
Other (expenses) income, net           (3,900)         2,200            500         32,400
                                  -----------    -----------    -----------    -----------

     Loss before income taxes      (1,496,700)    (1,565,700)    (2,814,500)    (2,785,900)

Income taxes                             --             --             --             --
                                  -----------    -----------    -----------    -----------

     Net loss                     $(1,496,700)   $(1,565,700)   $(2,814,500)   $(2,785,900)
                                  ===========    ===========    ===========    ===========
Loss per common share
     Basic                        $      (.18)   $      (.19)   $      (.34)   $      (.34)
                                  ===========    ===========    ===========    ===========

     Diluted                      $      (.18)   $      (.19)   $      (.34)   $      (.34)
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

                          FAIRMOUNT CHEMICAL CO., INC.

                                 BALANCE SHEETS

                                                         September 30,   December 31,
                                                             2002            2001
                                                         ------------    ------------
                                                          (Unaudited)
ASSETS
   CURRENT ASSETS:
           Cash                                          $      7,300    $    494,800
           Accounts receivable, less allowance
                for doubtful accounts of $59,700
                in 2002 and 2001                              214,100       1,242,100
           Inventories                                        521,400         884,900
           Prepaid expenses                                    89,500         124,100
           Other current assets                                 5,400           9,100
                                                         ------------    ------------
                     Total Current Assets                     837,700       2,755,000

   Property, plant and equipment
        Less accumulated depreciation of
        $6,622,900 and $6,245,800 in 2002
       and 2001, respectively                               3,110,600       3,576,400
   Other assets                                                   700             700
                                                         ------------    ------------
                                                                         ------------
           Total Assets                                  $  3,949,000    $  6,332,100
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
   CURRENT LIABILITIES:
           Short-term bank borrowings                         655,000         700,000
           Promissory note payable                            533,600            --
           Accounts payable                                 1,031,000       1,725,100
           Accrued pension liability                          150,700         130,400
           Accrued interest to affiliated parties             118,200          62,200
           Other accrued liabilities                          901,100         276,700
           Promissory notes to affiliated parties           1,571,600       1,571,600
                                                         ------------    ------------
                     Total Current Liabilities              4,961,200       4,466,000

   Accrued pension liability                                  118,700         182,500

   Redeemable convertible preferred stock,
        par and liquidation value $1 per share:
        Authorized - 10,000,000 shares: 5,400,000
        shares issued and outstanding (liquidation
        value $5,400,000)                                   5,400,000       5,400,000
Commitments and contingencies

Stockholders' Deficit:
   Common stock, par value $1 per share:
        Authorized - 15,000,000 shares; 8,293,366
        shares issued and outstanding in 2002 and 2001      8,293,400       8,293,400
   Less: Treasury stock (at cost) - 500 shares                   (500)           (500)
   Capital in excess of par value                           7,316,000       7,316,000
   Accumulated deficit                                    (21,739,200)    (18,924,700)
   Accumulated other comprehensive loss -
        additional minimum pension liability                 (400,600)       (400,600)
                                                         ------------    ------------
           Total Stockholders' Deficit                     (6,530,900)     (3,716,400)
                                                         ------------    ------------
   Total Liabilities and Stockholders' Deficit           $  3,949,000    $  6,332,100
                                                         ============    ============

                 See accompanying notes to financial statements.

                          FAIRMOUNT CHEMICAL CO., INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       AND
                               COMPREHENSIVE LOSS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                              2002                            2001
                                         -------------                   -------------
                                         Comprehensive                   Comprehensive
                                             Loss                            Loss
Common stock:                            -------------                   -------------
      Balance at September 30,             8,293,400                       8,293,400
             (8,293,366 shares)

Capital in excess of par value:            7,316,000                       7,316,000
     Balance at September 30,


Accumulated deficit:
     Balance at January 1,               (18,924,700)                    (14,246,800)
     Net loss                             (2,814,500)   (2,814,500)       (2,785,900)   (2,785,900)
                                         -----------                     -----------
     Balance at September 30,            (21,739,200)                    (17,032,700)

Accumulated other comprehensive
     loss:
             Balance at January 1,          (400,600)                       (177,400)
                                         -----------                     -----------
             Comprehensive loss           (2,814,500)                     (2,785,900)
                                         ===========                     ===========

Balance at September 30,                    (400,600)                       (177,400)

Treasury stock:
     Balance at September 30,                   (500)                           (500)
             (500 shares)
                                         -----------                     -----------
Total Stockholders' Deficit              $(6,530,900)                    $(1,601,200)
                                         ===========                     ===========

                 See accompanying notes to financial statements

                          FAIRMOUNT CHEMICAL CO., INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Nine Months Ended Sept. 30,
                                                        2002           2001
                                                    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                        $(2,814,500)   $(2,785,900)
   Adjustments to reconcile net loss
        to net cash used in
        operating activities:
             Depreciation                               377,200        495,000
             Insurance proceeds                            --          (53,100)
             Loss of disposal of assets                  88,600           --

   Increase (decrease) from changes in:
        Accounts receivable-trade                     1,028,000       (416,100)
        Inventories                                     363,500        497,700
        Prepaid expenses                                 34,600        (46,800)
        Other current assets                              3,700         (2,100)
        Accounts payable                                (20,500)       860,900
        Accrued interested to affiliated parties         56,000           --
        Other liabilities                               580,900        (45,400)
                                                    -----------    -----------

               Net Cash Used in
                     Operating Activities              (302,500)    (1,495,800)

CASH FLOW USED IN INVESTING
  ACTIVITIES:
     Capital expenditures                                  --          (99,200)
     Insurance proceeds                                    --           53,100
                                                    -----------    -----------
         Net Cash Used In
          Investing Activities                             --          (46,100)

CASH FLOW (USED IN) PROVIDED BY
 FINANCING ACTIVITIES:
   Bank repayment                                       (45,000)          --
   Repayment of promissory note                        (140,000)          --
   Bank borrowing                                          --          500,000
                                                    -----------    -----------

        Net Cash (Used In) Provided by
             Financing Activities                      (185,000)       500,000
                                                    -----------    -----------

DECREASE IN CASH                                       (487,500)    (1,041,900)

Cash at Beginning of Period                             494,800      2,093,900
                                                    -----------    -----------
CASH AT END OF PERIOD                               $     7,300    $ 1,052,000
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                       $    46,000    $   147,700
                                                    ===========    ===========
Income taxes paid                                   $      --      $      --
                                                    ===========    ===========
NON CASH FINANCING ACTIVITIES
     Reclassification of accounts payable to note
       payable                                      $   673,600    $      --
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

NOTE 2. GOING CONCERN

     The December 31, 2001 financial statements contain an explanatory paragraph in the Independent Auditor's Report relating to Fairmount's ability to continue as a going concern. Fairmount has reported substantial losses during the last three years and does not expect performance to improve during the second half of 2002. The Company's working capital, defined as current assets less current liabilities, decreased by $2,412,500 in the nine months ended September 30, 2002, resulting in negative working capital of $4,123,500 compared to a negative working capital of $1,711,000 as of December 31, 2001. These matters raise substantial doubt about Fairmount's ability to continue as a going concern. There is too much uncertainty for Fairmount to predict its short-term future prospects. If the promissory note holders demand payment as a result of the default on principal and interest payments as discussed in Note 5, 6, and 7, or if Fairmount is unable to effect cost savings, enter into strategic alliances or a merger, and achieve other short-term solutions, it may result in the Company not having sufficient capital to continue its operations as presently conducted. In which event, the Company may find it necessary to seek protection under Federal bankruptcy laws or other laws affecting debtor's and creditor's rights.

     On October 4, 2001, Fairmount laid off 13 production employees, or approximately 50% of its production employees, and subsequently terminated two management employees. During the first quarter of 2002, Fairmount terminated one administrative and two sales/marketing employees. On August 2 2002, Fairmount Chemical Co., Inc. laid off an additional 9 hourly employees at its Newark, NJ facility for an indefinite period. As of December 1, 2002, Fairmount had laid off all production employees and reduced its production support staff. This action was necessary because of Fairmount's deteriorating business.

     On September 26, 2002 a Consent Order was signed and file in the Superior Count of New Jersey. This Consent Order allows Fairmount to operate equipment and control apparatus that have air permits and certificates for such equipment and control apparatus. Fairmount has agreed to reduce its operations to production of three products. Fairmount also agreed to limit its hazardous air pollutants ("HAP") to less than 75 % of last year's HAPs. Fairmount is required to notify the DEP two business days prior to initiation of production and shall also provide the DEP production figures every 5 business days, until all equipment and control apparatus utilized in the facility is fully permitted and operating in compliance with its permits. Fairmount is subject to finds imposed on it by NJDEP for various violations. The amount of the fine has not been determined, however based on Fairmount's current financial condition, its ability to satisfy the obligation is questionable.

     Fairmount's pollution and remediation legal liability insurance and property insurance were canceled by it insurance carrier for not payment of premium. In addition, Fairmount did not renew its commercial general liability and umbrella liability insurance coverage because of its limited financial resources.

     As of March 1, 2002, Fairmount issued a promissory note (the "Note") to Bayer for the amount owed as of March 1, 2002. Non-payment is an event of default and interest of 10% on the unpaid principal balance will accrue until the default is cured. Fairmount failed to make the required payments since June 2002 and as of December 2, 2002, the Company is in default of payments totaling $483,700, including interest of $43,700. Fairmount has been advised that a judgment entered in the State of Pennsylvania has been recorded in the State of New Jersey and that a Writ of Execution or other process for enforcement of the judgment may be issued. (See Note 6. Promissory Note Payable.)

     One of Fairmount's major foreign customers reduced its purchases by 75% in the fourth quarter of 2001. Because of the low selling price, high cost of production and the strong dollar, Fairmount has not pursued this business. Another major customer, Polaroid Corporation, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Polaroid, or a company formed with the assets purchased from Polaroid, is operating, however Fairmount expects that it business with Polaroid will remain at the current sales level. Sales to Polaroid during the nine first months ended September 30, 2002 were $465,300, compared to $736,700 during the same period of 2001. Polaroid accounted for $995,700 or 9.9% of sales during year ended December 31, 2001.

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

     To meet its liquidity requirements, including its capital program, Fairmount relies upon funds generated from operations, its available cash balances, and its bank line of credit with Fleet Bank in Princeton, New Jersey. From November 30, 2001 to March 2002, the credit facility was extended on a month to month basis. The Company entered into an extension agreement effective February 28, 2002, with modified terms including a new maturity date of February 28, 2003. Upon execution of the agreement, Fairmount paid an extension fee of $14,000 and interest is automatically deducted from Fairmount's account. Fairmount has not made all the scheduled principal payments and as of December 2, 2002, is in default of payments totaling $60,000. In addition, Fairmount's eligible accounts receivables and eligible inventory are less that the outstanding borrowing. (See Note 7. Long-Term Debt)

     In February 2002, the Newark Division of Water/Sewer notified Fairmount that the Company's 2002 annual sewer charge would be $659,900, an increase of $421,600 in anticipated cash outflows as compared to 2001. On December 3, 2002, Fairmount filed a complaint in the Chancery Division in Essex County, New Jersey against the City of Newark ("Newark"), the Passaic Valley Sewerage Commissioners (PVSC") and Townley Laboratories, Inc. ("Townley").

Fairmount has asked PVSC to reconsider the amount PVSC is changing, however PVSC has refused and Fairmount has therefore exhausted whatever administrative remedies exist to challenge the annual sewer charge and due to the impending tax sale by Newark, had no option other than bring an action.

     Fairmount has not paid its real estate taxes since June 2001, and as of December 2, 2002 is $168,600 in arrears.

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

ACCOUNTS RECEIVABLE

     Trade accounts receivable are recorded at the invoice amount. Potential uncollectable amounts are recognized when, in the judgment of management, collection is in doubt. There was a provision for bad debts of $59,700 as of September 30, 2002 and December 31, 2001.

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

NOTE 4. INVENTORIES

     Inventories at September 30, 2002 and December 31, 2001 consisted of:

                                  September 30,         December 31,
                                      2002                  2001
                                   ---------             ---------
     Finished goods                $ 341,700             $ 752,400
     Raw materials                   179,700               132,500
                                   ---------             ---------
        Total                      $ 521,400             $ 884,900
                                   =========             =========

     The reserve for obsolete inventory was $755,100 at September 30, 2002 and $249,400 as of December 31, 2001.

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

     Interest paid on promissory notes to affiliated parties in during the nine months ended September 30, 2001 was $87,100. However, because of the Fairmount's financial difficulties, interest payments have not been made since July 2001. In addition, as long as Fairmount is in default under its loan agreement with Fleet Bank, it is prohibited from paying interest on the affiliated promissory notes. The total unpaid interest as of September 30, 2002 was $118,200. The failure to pay interest when due is an event of default which can be cured if payment is made within 15 days of written notice to Fairmount. No written notice has been received, however, failure to make interest payments is an event of default and, accordingly, the promissory notes have been reclassified to current liabilities.

NOTE 6. PROMISSORY NOTE PAYABLE

     As of March 1, 2002, Fairmount owed Bayer Corporation approximately $673,600 for raw material purchases. Fairmount issued a promissory note (the "Note") to Bayer for the amount owed as of March 1, 2002. The Note matures February 1, 2003, and includes a payment schedule. Non-payment is an event of default and interest of 10% on the unpaid principal balance will accrue until the default is cured. The Note contains a "confession of judgment" provision, which may result in a court judgment being entered against Fairmount, upon written notice but without a hearing, and that the Company's real estate may be sold on a writ of execution. Fairmount failed to make the required payments since June 2002 and as of December 2, 2002, the Company is in default of payments totaling $483,700, including interest of $43,700. Fairmount has been advised that a judgment entered in the State of Pennsylvania has been recorded in the State of New Jersey and that a Writ of Execution or other process for enforcement of the judgment may be issued.

NOTE 7. LONG-TERM DEBT

                                            September 30,        December 31,
                                                2002                2001
                                             ----------          ----------
     Working Capital Line of Credit -
     Current installment                     $  655,000          $  700,000
                                             ==========          ==========

     The Company presently has a line of credit facility with Fleet Bank. From November 30, 2001 to March 2002, the credit facility was extended on a month to month basis. In April 2002, Fairmount executed a definitive loan agreement, that extends the facility's maturity date to February 28, 2003. The extension terms include (a) an interest rate equal to the bank's prime rate plus 2%, (b) an extension fee equal to 2% of the maximum amount available under the facility (i.e., $700,000), (c) a continuation of the bank's existing security interest in Fairmount's accounts receivable, inventory, machinery and equipment, (d) principal repayment of $15,000 per month commencing May 2002 and (e) a cap on borrowings based upon a percentage of eligible accounts receivable and eligible finished goods inventory. The bank is entitled to receive warrants to purchase up to 200,000 shares of Fairmount's Common Stock at $.11 per share in connection with the extension of the facility. The fair value of the warrants were determined by the Company to be inmaterial. The warrants will expire March 1, 2005. As of September 30, 2002 the warrants have not been issued. In addition, if Fairmount sells, assigns or leases any of its trade secrets, processes, or technologies, Fairmount is obligated to pay Fleet Bank 50% of the net proceeds from such transaction, which shall be applied against the facility's outstanding principal. Fairmount has not made all the scheduled principal payments and as of December 2, 2002, is in default of payments totaling $60,000. In addition, Fairmount's eligible accounts receivables and eligible inventory are less that the outstanding borrowing.

NOTE 8. NET LOSS PER SHARE

     Basic loss per share is based on the net loss of the Company since there were no preferred dividends paid in 2002 and 2001. Due to the Company reporting losses for 2002 and 2001 the exercise of options and the conversion of the preferred stock is not assumed, as the result would be anti-dilutive. Accordingly, basic loss per share is equal to diluted loss per share. As of September 30, 2002 there were 1,041,500 stock options outstanding and exercisable, 41,500 with an exercise price of $1.00 per share and 1,000,000 with an exercise price of $.11 per share.

NOTE 9. FOREIGN SALES AND MAJOR CUSTOMERS

     One of Fairmount's major foreign customers reduced its purchases by 75% in the fourth quarter of 2001. Because of the low selling price, high cost of production and the strong dollar, Fairmount has not pursued this business. Another major customer, Polaroid Corporation, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Polaroid, or a company formed with the assets purchased from Polaroid, is operating, however Fairmount expects that it business with Polaroid will remain at the current sales level. Sales to Polaroid during the nine months of 2002 were $465,300, compared to $736,700 during the same period of 2001. Polaroid accounted for $995,700 or 9.9% of sales during year ended December 31, 2001.

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

     On September 26, 2002 a Consent Order was signed and file in the Superior Count of New Jersey. This Consent Order allows Fairmount to operate equipment and control apparatus that have air permits and certificates for such equipment and control apparatus. Fairmount has agreed to reduce its operations to production of three products. Fairmount also agreed to limit its hazardous air pollutants ("HAP") to less than 75 % of last year's HAPs. Fairmount is required to notify the DEP two business days prior to initiation of production and shall also provide the DEP production figures every 5 business days, until all equipment and control apparatus utilized in the facility is fully permitted and operating in compliance with its permits. Fairmount is subject to finds imposed on it by NJDEP for various violations. The amount of the fine has not been determined, however based on Fairmount's current financial condition; its ability to satisfy the obligation is questionable.

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

     In February 2002, the Newark Division of Water/Sewer notified Fairmount that the Company's 2002 annual sewer charge would be $659,900, an increase of $421,600 in anticipated cash outflows as compared to 2001. On December 3, 2002, Fairmount filed a complaint in the Chancery Division in Essex County, New Jersey against the City of Newark ("Newark"), the Passaic Valley Sewerage Commissioners (PVSC") and Townley Laboratories, Inc. ("Townley"). Fairmount has asked PVSC to reconsider the amount PVSC is changing, however PVSC has refused and Fairmount has therefore exhausted whatever administrative remedies exist to challenge the annual sewer charge and due to the impending tax sale by Newark, had no option other than bring an action.

NOTE 11. DISPOSITION OF ASSETS

     On September 19, 2002 Fairmount entered into a Product Purchase Agreement ("Agreement") with ChemDesign Acquisition Corporation (CDAC"), a New Jersey corporation. The Agreement requires Fairmount to assign, transfer and convey unto CDAC all right, title and interest in and to production of Hydrazine blends (the "Product"), Trademarks and Product Equipment, as defined. CDAC is not acquiring any interest in the inventories, accounts payable, accounts receivable or other assets of Fairmount. As a condition of the requirements of CDAC to accept delivery of the Product, Trademarks and Product Equipment and complete its obligation under this Agreement, Fairmount shall provide releases to CDAC from any and all lenders, creditors and other claimants with respect to the Product, Trademarks and Product Equipment. Fairmount is in the process of getting these releases. In consideration of the execution of the Agreement and the delivery of the Product, CDAC agrees to pay Fairmount within 30 days from the end of each calendar quarter with respect to the previous quarter, an amount equal to twenty five percent of the gross margin recorded by CDAC.

     This agreement was predicated on an agreement between Fairmount and the New Jersey Department of Environmental Protection ("NJDEP") whereby Fairmount agreed to stop all production of produces that used Hydrazine and to remove all hydrazine products from its facility.

     Since all the consideration is contingent to future earning of the hydrazine business, and there is no assurance about the amount of consideration Fairmount will receive, Fairmount has written off the net book value is its hydrazine business and will recognize future potential income when received. The net book value of Fairmount's hydrazine related asset was $88,600.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 SUBSEQUENT EVENTS

     During the month of November 2002, Fairmount ceased all production operations at its Newark, NJ facility and started producing its products at a facility located in Fitchburg, MA under a verbal manufacturing/tolling arrangement with ChemDesign Corporation ("ChemDesign"). The agreement calls for some of Fairmount's products to be produced by ChemDesign at a fixed per pound price and other products produced under a profit sharing arrangement.

     On December 12, 2002 Fairmount entered into an agreement with International Process Plants and Equipment Corp. ("IPPE"), whereby Fairmount retains IPPE to be Fairmount's exclusive equipment and machinery liquidator for certain of its machinery and equipment located in Fairmount's facility. IPPE will receive a commission of 50% of the net sales proceeds, which shall be the amount received less the cost for dismantlement, loading and rigging. The agreement shall remain in full force and effect for a period of two years. Thereafter, this agreement may be renewed for an additional one-year period.

                          FAIRMOUNT CHEMICAL CO., INC.

Item 2                     MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

                               September 30, 2002

LIQUIDITY AND CAPITAL RESOURCES

     To meet its liquidity requirements, including its capital program, Fairmount relies upon funds generated from operations, its available cash balances, and its bank line of credit with Fleet Bank in Princeton, New Jersey. From November 30, 2001 to March 2002, the credit facility was extended on a month to month basis. In April 2002, Fairmount executed a definitive loan agreement that extends the facility's maturity date to February 28, 2003. The extension terms include (a) an interest rate equal to the bank's prime rate plus 2%, (b) an extension fee equal to 2% of the maximum amount available under the facility (i.e., $700,000), (c) a continuation of the bank's existing security interest in Fairmount's accounts receivable, inventory, machinery and equipment,
(d) principal repayment of $15,000 per month commencing May 2002 and (e) a cap on borrowings based upon a percentage of eligible accounts receivable and eligible finished goods inventory. The bank is entitled to receive warrants to purchase up to 200,000 shares of Fairmount's Common Stock at $.11 per share, in connection with the extension of the facility. The warrants will expire March 1, 2005. The fair value of the warrants were determined by the Company to be immaterial. As of September 30, 2002 the warrants have not been issued. In addition, if Fairmount sells, assigns or leases any of its trade secrets, processes, or technologies, Fairmount is obligated to pay to Fleet Bank 50% of the net proceeds from such transaction, which amount shall be applied against the facility's outstanding principal.

     Fairmount has not made all the scheduled principal payments and as of December 2, 2002, Fairmount is in default of payments totaling $60,000. Interest is automatically deducted from Fairmount's account.

     The December 31, 2001 financial statements contain an explanatory paragraph in the Independent Auditor's Report relating to Fairmount's ability to continue as a going concern. Fairmount has reported substantial losses during the last fiscal three years and does not expect performance to improve during the second half of 2002.

     On October 4, 2001, Fairmount laid off 13 production employees, or approximately 50% of its production employees, and subsequently terminated two management employees. During the first quarter of 2002, Fairmount terminated one administrative employee and two sales/marketing employees. On August 2, 2002, Fairmount Chemical Co., Inc. laid off an additional 9 hourly employees at its Newark, NJ facility for an indefinite period. As of December 2, 2002, Fairmount had laid off all production employees and reduced its production support staff. These actions are deemed necessary due to Fairmount's deteriorating business condition and lack of financial resources to purchase raw materials and supplies.

     One of Fairmount's major customers, Polaroid Corporation, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Polaroid, or a company formed with the assets purchased from Polaroid, is operating and Fairmount expects that it business with Polaroid will remain at the current sales level. Sales to Polaroid during the nine months ended September 30, were $465,300, compared to $736,700 during the same period of 2001. Polaroid accounted for $995,700 or 9.9% of sales during year ended December 31, 2001.

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

     As of March 1, 2002, Fairmount owed Bayer Corporation approximately $673,600 for raw material purchases. Fairmount issued a promissory note (the "Note") to Bayer for the amount owed as of March 1, 2002. The Note matures February 1, 2003, and includes a payment schedule. Non-payment is an event of default and interest of 10% on the unpaid principal balance will accrue until the default is cured. The Note contains a "confession of judgment" provision, which may result in a court judgment being entered against Fairmount, upon written notice but without a hearing, and that the Company's real estate may be sold on a writ of execution. Fairmount failed to make the required payments for since June 2002 and, as of December 2, 2002, the Company is in default of payments totaling $483,700, including interest of $43,700.

     The Company's working capital, defined as current assets less current liabilities, decreased by $2,412,500 in the nine months ended September 30, 2002, resulting in negative working capital of $4,123,500, compared to a negative working capital of $1,711,000 as of December 31, 2001. The decrease in working capital during the nine months ended September 30, 2002 was due to decreased accounts receivables of $1,028,000, decreased cash of $487,500, decreased inventories of 363,500, increased promissory note payable of $533,600 and increased other accrued liabilities of $624,400, somewhat offset by lower accounts payable of $694,100.

     In February 2002, the Newark Division of Water/Sewer notified Fairmount that the Company's 2002 annual sewer charge would be $659,900, an increase of $421,600 in anticipated cash outflows as compared to 2001. On December 3, 2002, Fairmount filed a complaint in the Chancery Division in Essex County, New Jersey against the City of Newark ("Newark"), the Passaic Valley Sewerage Commissioners (PVSC") and Townley Laboratories, Inc. ("Townley"). Fairmount has asked PVSC to reconsider the amount PVSC is changing, however PVSC has refused and Fairmount has therefore exhausted whatever administrative remedies exist to challenge the annual sewer charge and due to the impending tax sale by Newark, had no option other than bring an action.

     On September 26, 2002 a Consent Order was signed and file in the Superior Count of New Jersey. This Consent Order allows Fairmount to operate equipment and control apparatus that have air permits and certificates for such equipment and control apparatus. Fairmount has agreed to reduce its operations to production of three products. Fairmount also agreed to limit its hazardous air pollutants ("HAP") to less than 75 % of last year's HAPs. Fairmount is required to notify the DEP two business days prior to initiation of production and shall also provide the DEP production figures every 5 business days, until all equipment and control apparatus utilized in the facility is fully permitted and operating in compliance with its permits. Fairmount is subject to finds imposed on it by NJDEP for various violations. The amount of the fine has not been determined, however based on Fairmount's current financial condition, its ability to satisfy the obligation is questionable.

     Fairmount's pollution and remediation legal liability insurance and property insurance were canceled by it insurance carrier for not payment of premium. In addition, Fairmount did not renew its commercial general liability and umbrella liability insurance coverage because of its limited financial resources.

     Fairmount has not paid its real estate taxes since June 2001, and as of December 2, 2002 is $168,600 in arrears.

     During the month of November 2002, Fairmount ceased all production operations at its Newark, NJ facility and started producing its produce at a facility located in Fitchburg, MA under a verbal manufacturing/tolling arrangement with ChemDesign Corporation ("ChemDesign"). The agreement calls for some of Fairmount's products to be produced by

ChemDesign at a fixed per pound price and other products produced under a profit sharing arrangement.

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

RESULTS OF OPERATIONS

     Net sales for the three months ended September 30, 2002 were $336,900, compared to $2,672,500 during the same period in 2001, a decrease of $2,335,600, or 87.4%. Net sales for the nine months September 30, 2002 were $3,075,700, compared to $8,654,900 during the same period in 2001, a decrease of $5,579,200 or 64.5 %. Fairmount's production was shut down during most of the third quarter of 2002, due to limited financial resources to purchase material and supplies. As of September 30, 2002, Fairmount had laid off most of its production employees and reduce its number of shifts from three a day to only one 8 hour shift per day with a limited number of employees.

     One of Fairmount's major customers, Polaroid Corporation, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Polaroid, or a company formed with the assets purchased from Polaroid, is operating and Fairmount expects that it business with Polaroid will remain at the 2001 sales level. Sales to Polaroid during the nine months ended September 30, 2002 were $465,300, compared to $736,700 during the same period of 2001. Polaroid accounted for $995,700 or 9.9% of sales during year ended December 31, 2001.

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

     The gross loss for the three months ended September 30, 2002 was $869,400, compared to a gross loss of $902,300 for the third quarter of 2001. The gross loss for the nine months ended September 30, 2002 was $1,116,400 compared to $808,800 during the same period in 2001.

     Research and development expenses during the three months ended September 30, 2002 were $88,500 compared to $99,000 during the same period in 2001. During the nine months ended September 30, 2001 research and Development expense were $259,100 compare to $301,900 during the same period in 2001. The main reason for the decrease was lower salaries and lower payroll related expenses during the three and nine months ended September 30, 2002.

     Selling, general and administrative expenses decreased by $148,600 in the third quarter of 2002 compared to the same period in 2001. Selling expenses decreased $95,100, and general and administrative expenses decreased by $53,500 in the third quarter of 2002 compared to the second quarter of 2001. During the first nine months of 2002 selling, general and administrative expenses were $1,171,400 compared to $1,542,900 during the same period in 2001, a decrease of $371,500. Selling expenses decreased by $278,600 and general and administrative expenses decreased by $92,900. The primary reasons for the decrease on selling expenses were lower commissions, lower payroll and payroll related expenses, lower travel related expenses, and lower advertising expenses. The decrease in general and administrative expense was due primary to lower payroll and payroll related expenses.

     Interest expense was higher in the three and nine months ended September 30 2002, versus the same period in 2001, due to the increase debt subject to interest, somewhat off set by lower interest rates.

     During the nine months ended September 30, 2001, Fairmount recorded a foreign exchange currency loss of approximately $45,200. There was no corresponding loss during the nine months of 2002, because there were no sales to customers denominated in EURO currency.

     During the nine months ended September 30, 2001 Fairmount received insurance proceeds of $53,100 for property damaged caused by a delivery truck.

     As a result of the above, the Company reported an operating loss of $1,496,700 in the three months ended September 30, 2002, compared to an operating loss of $1,565,700 in the same period of 2001. For the nine months ended September 30, 2002, Fairmount recorded a loss of $2,814,500 compared to a loss of $2,785,900 during the same period in 2001.

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

     On September 26, 2002 a Consent Order was signed and file in the Superior Count of New Jersey. This Consent Order allows Fairmount to operate equipment and control apparatus that have air permits and certificates for such equipment and control apparatus. Fairmount has agreed to reduce its operations to production of three products. Fairmount also agreed to limit its hazardous air pollutants ("HAP") to less than 75 % of last year's HAPs. Fairmount is required to notify the DEP two business days prior to initiation of production and shall also provide the DEP production figures every 5 business days, until all equipment and control apparatus utilized in the facility is fully permitted and operating in compliance with its permits. Fairmount is subject to finds imposed on it by NJDEP for various violations. The amount of the fine has not been determined, however based on Fairmount's current financial condition; its ability to satisfy the obligation is questionable.

     In February 2002, the Newark Division of Water/Sewer notified Fairmount that the Company's 2002 annual sewer charge would be $659,900, an increase of $421,600 in anticipated cash outflows as compared to 2001. On December 3, 2002, Fairmount filed a complaint in the Chancery Division in Essex County, New Jersey against the City of Newark ("Newark"), the Passaic Valley Sewerage Commissioners (PVSC") and Townley Laboratories, Inc. ("Townley"). Fairmount has asked PVSC to reconsider the amount PVSC is changing, however PVSC has refused and Fairmount has therefore exhausted whatever administrative remedies exist to challenge the annual sewer charge and due to the impending tax sale by Newark, had no option other than bring an action.

     During the quarter ended September 30, 2002 there were no material changes in the potential claims reported by Fairmount in its Annual Report on Form 10-KSB in "Item 1. Business- Environment Laws and Government Regulations" and "Item 3. Legal Proceedings."

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On October 9, 1997 the executors of the Leistner Estate endorsed two promissory notes of $648,000 and $491,600 to the order of the Howard Leistner, Hedi Mizrack and Gilbert Leistner Irrevocable Grantor Trust (the "Trust"). The Trust was established to expedite the settlement of the Leistner Estate and to be the repository of the common and preferred shares of the Company, as well as the promissory notes held by the Leistner Estate. Howard Leistner, Hedi Mizrack and Gilbert Leistner have sole voting rights to their common stock holdings. Interest paid on promissory notes to affiliated parties in during the nine months ended September 30, 2001 was $87,100, however because of the Fairmount's financial difficulties, interest payments have not been made since July 2001. In addition, as long as Fairmount is in default under its loan agreement with Fleet Bank, it is prohibited from paying interest on the affiliated promissory notes.The total unpaid interest as of September 30, 2002 was $118,500. The failure to pay interest when due is an event of default which can be cured if payment is made within 15 days of written notice to Fairmount. No written notice has been received, however, failure to make interest payments is an event of default and, accordingly, the promissory notes have been reclassified to current liabilities.

     As of March 1, 2002, Fairmount owed Bayer Corporation approximately $673,600 for raw material purchases. Fairmount issued a promissory note (the "Note") to Bayer for the amount owed as of March 1, 2002. The Note matures February 1, 2003, and includes a payment schedule. Non-payment is an event of default and interest of 10% on the unpaid principal balance will accrue until the default is cured. The Note contains a Fairmount agreed to confession of judgment provision, which may result in a court judgment against Fairmount, upon written notice but without a hearing, and that the Company's real estate may be sold on a writ of execution. Fairmount failed to make the required payments since June 30, and, as of December 2, 2002, the Company is in default of payments totaling $483,700, including accrued interest of $43,700. Fairmount has been advised that a judgment entered in the State of Pennsylvania has been recorded in the State of New Jersey and that a Writ of Execution or other process for enforcement of the judgment may be issued.

     The Company presently has a line of credit facility with Fleet Bank. The Company entered into an extension agreement effective February 28, 2002, with modified terms including a new maturity date of February 28, 2003. Fairmount has not made all the scheduled principal payments and as of December 2, 2002 is in default of payments totaling $60,000.

ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) No reports have been filed on Form 8-K during the quarter ended September 30, 2002.

                          FAIRMOUNT CHEMICAL CO., INC.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FAIRMOUNT CHEMICAL CO., INC.
                                     ----------------------------
                                              Registrant




December 23,  2002                   /S/ Jerrel Branson
                                     -------------------------
                                     Jerrel Branson
                                     Chief Executive Officer


December 23, 2002                    /S/ Reidar Halle
                                     -------------------------
                                     Reidar T. Halle
                                     President


December 23, 2002                    /S/ William C. Kaltnecker
                                     -------------------------
                                     William C. Kaltnecker
                                     Principal Accounting Officer